Form 10-Q
period 2017-09-30
Celcuity Inc.
filed 2017-11-13
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission File No. 001-38207

CELCUITY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 82-2863566
(State of incorporation)	(IRS Employer Identification No.)

16305 36th Avenue North; Suite 450

Minneapolis, Minnesota 55446

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (763) 392-0767

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☒

On November 6, 2017, there were 10,082,050 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial statements

CELCUITY INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$32,304,145	$5,856,348
Investments	245,000	-
Restricted cash	50,000	50,000
Deposits	27,726	5,717
Prepaid assets	247,429	-
Total current assets	32,874,300	5,912,065

Property and equipment, net	272,245	144,912

Total Assets	$33,146,545	$6,056,977

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$34,861	$331,534
Accrued expenses	301,586	113,825
Total current liabilities	336,447	445,359

Total Liabilities	336,447	445,359

Commitments and contingencies

Stockholders’ Equity:
Members’ equity contributions: 0 and 6,440,105 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	13,349,654
Preferred stock, $0.001 par value: 5,000,000 and 0 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value: 45,000,000 and 0 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 10,082,050 and 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	10,082	-
Additional paid-in capital	33,083,055	593,365
Accumulated deficit	(283,039)	(8,331,401)
Total Stockholders’ Equity	32,810,098	5,611,618
Total Liabilities and Stockholders’ Equity	$33,146,545	$6,056,977

See accompanying notes to the condensed financial statements

CELCUITY INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating expenses:

Research and development	$1,364,728	$812,803	$3,577,357	$2,224,859
General and administrative	164,665	64,738	551,555	196,155
Total operating expenses	1,529,393	877,541	4,128,912	2,421,014
Loss from operations	(1,529,393)	(877,541)	(4,128,912)	(2,421,014)

Other income (expense)
Interest expense	(264,905)	-	(451,664)	-
Interest income	30,322	9,021	53,034	13,040
Other income (expense), net	(234,583)	9,021	(398,630)	13,040
Net loss before income taxes	(1,763,976)	(868,520)	(4,527,542)	(2,407,974)
Income tax benefit	-	-	-	-
Net loss	$(1,763,976)	$(868,520)	$(4,527,542)	$(2,407,974)

Net loss per share, basic and diluted	$(0.26)	$(0.13)	$(0.69)	$(0.38)

Weighted average common shares outstanding, basic and diluted	6,846,827	6,440,139	6,577,191	6,268,471

See accompanying notes to the condensed financial statements

CELCUITY INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Member Contributions		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	5,891,147	$9,961,962	-	$-	$75,452	$(5,020,993)	$5,016,421
Member shares issued, net	548,958	3,387,692	-	-	330,607	-	3,718,299
Stock-based compensation	-	-	-	-	141,408	-	141,408
Non-employee stock-based compensation	-	-	-	-	45,898	-	45,898
Net loss	-	-	-	-	-	(3,310,408)	(3,310,408)
Balance at December 31, 2016	6,440,105	13,349,654	-	-	593,365	(8,331,401)	5,611,618
Warrants issued - unsecured convertible promissory note holders	-	-	-	-	776,717	-	776,717
Warrants issued - placement agent	-	-	-	-	286,999	-	286,999
Corporate conversion from Celcuity LLC to Celcuity Inc.	-	-	-	-	(12,575,904)	12,575,904	-
Corporate conversion to common stock	(6,440,105)	(13,349,654)	6,440,139	6,440	13,343,214	-	-
Common stock issued in initial public offering, net of underwriter commission of $1,835,400, initial public offering costs of $1,123,759 and underwriter warrant of $784,111	-	-	2,760,000	2,760	22,474,020	-	22,476,780
Warrant issued - underwriter	-	-	-	-	784,111	-	784,111
Conversion of unsecured convertible promissory note to common stock	-	-	881,911	882	6,839,436	-	6,840,318
Stock-based compensation	-	-	-	-	428,904	-	428,904
Non-employee stock-based compensation	-	-	-	-	132,193	-	132,193
Net loss	-	-	-	-		(4,527,542)	(4,527,542)
Balance at September 30, 2017 (unaudited)	-	$-	10,082,050	$10,082	$33,083,055	$(283,039)	$32,810,098

See accompanying notes to the condensed financial statements

CELCUITY INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,527,542)	$(2,407,974)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	76,163	54,230
Stock-based compensation	561,097	109,576
Non-cash interest expense	451,664	-
Changes in operating assets and liabilities:
Prepaid assets and deposits	(269,438)	-
Accounts payable	(300,792)	34,622
Accrued expenses	170,828	25,263
Net cash used in operating activities	(3,838,020)	(2,184,283)
Cash flows from investing activities:
Purchases of investments	(245,000)	-
Purchases of property and equipment	(203,496)	(30,774)
Net cash used in investing activities	(448,496)	(30,774)
Cash flows from financing activities:
Proceeds from sale of member units, net of issuance costs	-	3,718,300
Proceeds from sale of convertible promissory notes	7,493,330	-
Proceeds from initial public offering of common stock	24,109,650	-
Payments for debt issuance costs	(40,961)	-
Payments for initial public offering costs	(827,706)	-
Net cash provided by financing activities	30,734,313	3,718,300
Net change in cash and cash equivalents	26,447,797	1,503,243
Cash and cash equivalents:
Beginning of period	5,856,348	5,067,240
End of period	$32,304,145	$6,570,483

Non-cash financing activities:
Debt issuance costs netted against proceeds from sale of convertible promissory notes	$844,170	$-
Debt discount related to investor and agent warrants (Note 8)	1,063,715	-
Initial public offering costs included in accounts payable and accrued expenses	21,053	-
Underwriter’s reimbursable offering costs netted against initial public offering proceeds	275,000	-

See accompanying notes to the condensed financial statements

CELCUITY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Nine Months Ended September 30, 2017 and 2016)

1.	ORGANIZATION

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a cellular analysis company that is discovering new cancer sub-types and commercializing diagnostic tests designed to significantly improve the response rates of cancer patients treated with targeted therapies. The Company’s proprietary CELx diagnostic platform is currently the only commercially ready technology the Company is aware of that uses a patient’s living tumor cells to evaluate the functional status of the cell signaling pathways associated with cancer. The CELx platform identifies the abnormal signaling activity driving a patient’s cancer and quantifies how effectively a targeted therapy can treat it. This enables physicians to select the therapeutic that precisely matches and inhibits a patient’s cellular dysfunction, which significantly increases the likelihood of a positive clinical outcome. The Company’s first analytically validated and commercially ready CELx test diagnoses two new sub-types of HER2-negative breast cancer. In late-2017 and through 2018, the Company will be fielding a prospective clinical trial to evaluate the efficacy of HER2 targeted therapies in patients with these newly identified cancer sub-types. In addition to the CELx tests for HER2-negative breast cancer, the Company is developing CELx tests to diagnose 14 new potential cancer sub-types in breast, lung, colon, ovarian, kidney, bladder and hematological cancers. The Company expects to launch these additional tests on a staggered basis over the next few years. The Company was cofounded in 2012 by Brian Sullivan and Lance Laing and is based in Minnesota. The Company has not generated any revenues to date.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The Balance Sheet at December 31, 2016 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016 and the related footnotes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the SEC on September 20, 2017. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

On September 15, 2017, in relation to preparing for its initial public offering (“IPO”), Celcuity LLC filed a certificate of conversion, whereby Celcuity LLC effected a corporate conversion from a Minnesota limited liability company to a Delaware corporation and changed its name to Celcuity Inc. Pursuant to the conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 40 units for one share of common stock. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. The corporate conversion was approved by members holding a majority of our outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 45,000,000 shares of common stock $0.001 par value per share and 5,000,000 shares of preferred stock $0.001 par value per share. The Company determined that the conversion is equivalent to a change in the Company’s capital structure. As such, all references in the unaudited interim condensed financial statements to the number of shares and per-share amounts of member units are now presented as common stock and have been retroactively restated to reflect this conversion.

On September 22, 2017, the Company completed its IPO whereby it sold 2,760,000 shares of common stock at a public offering price of $9.50 per share. The aggregate net proceeds received by the company from the offering were approximately $23.3 million, net of underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 10,082,050 shares of common stock were outstanding, which includes 881,911 shares of common stock as a result of the conversion of the Company’s Unsecured Convertible Promissory Notes (See Note 8). The shares began trading on September 20, 2017 on Nasdaq under the symbol “CELC.”

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based compensation and warrants issued to investors, a placement agent and an underwriter, and prepaid or accrued clinical trial costs.

Cash and Cash Equivalents

The Company maintains its accounts primarily at one financial institution. At times throughout the year the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At September 30, 2017 and December 31, 2016, the Company had $32,179,734 and $5,842,193, respectively, in money market funds and U.S. Treasury Bills that are considered cash equivalents.

Investments

The Company maintains its investments in certificates of deposit at various financial institutions. To preserve the principal balance, each investment will not exceed amounts insured by the Federal Deposit Insurance Corporation. The certificates of deposit are accounted for at cost plus accrued interest. At September 30, 2017 and December 31, 2016, the Company had $245,000 and $0, respectively, of certificates of deposit.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over estimated useful lives using the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Estimated useful lives of property and equipment are as follows for the major classes of assets:

Estimated
Asset Description	Lives
Furniture and Equipment	4
Leasehold Improvements	2-3

Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third party independent appraisals, as considered necessary.

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (“FASB”) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying values of cash equivalents, investments, restricted cash, accounts payable, accrued expenses and other financial working capital items approximate fair value at September 30, 2017 and December 31, 2016, due to the short maturity nature of these items.

Income Taxes

Following the conversion of Celcuity LLC to Celcuity Inc. on September 15, 2017, Celcuity Inc. will begin filing federal and state returns where required. No income tax benefit was recorded for the 15 days ended September 30, 2017 due to net losses and recognition of a valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at September 30, 2017.

Prior to the conversion, Celcuity was an LLC and therefore was a disregarded legal entity for income tax purposes. Accordingly, no provision for income taxes was recorded prior to the conversion.

For years before 2013, the Company is no longer subject to U.S. federal or state income tax examinations. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses. As of September 30, 2017 and December 31, 2016, the Company did not have any significant uncertain tax positions.

Stock-Based Compensation

The Company’s stock-based compensation consists of common stock options issued to certain employees and nonemployees of the Company and the Company’s Employee Stock Purchase Plan. The Company recognizes compensation expense for employees based on an estimated grant date fair value using the Black-Scholes option-pricing method. The Company has elected to account for forfeitures as they occur.

The fair value of options granted to nonemployees is determined using the fair value of the service provided or the fair value of the option granted, whichever is more reliable. The fair value is measured at the value of the Company’s common shares at the earlier of the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. Awards granted to nonemployees are remeasured to fair value at each period end date until vested and expensed on a straight-line basis over the vesting period.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $3,577,357 and $2,224,859 for the nine months ended September 30, 2017 and 2016, respectively, and $1,364,728 and $812,803 for the three months ended September 30, 2017 and 2016, respectively.

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials.  These costs are a significant component of the Company’s research and development expenses.  The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements.  The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period.  As actual costs become known, the Company adjusts its prepaid assets or accrued expenses.  The Company has not experienced any material differences between accrued costs and actual costs incurred.  However, the status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from the Company’s estimates, resulting in an adjustment to expense in future periods.  Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

In May 2014 and amended in August 2015, the FASB issued ASU No. 2014-09 which amended the Revenue from Contracts with Customers (Topic 606) of the Accounting Standards Codification. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

3.	NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common shares are the same.

For the nine months ended September 30, 2017 and 2016, 66,637 and 65,453 options and 30,846 and 0 warrant share equivalents, respectively, have been excluded from the computations of diluted weighted-average shares outstanding.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(unaudited)
Leasehold improvements	$22,307	$22,307
Furniture and equipment	481,516	278,020
	503,823	300,327
Less: Accumulated depreciation	(231,578)	(155,415)
Totals	$272,245	$144,912

Depreciation expense was $76,163 and $54,230 for the nine months ended September 30, 2017 and 2016, respectively, and $30,714 and $18,746 for the three months ended September 30, 2017 and 2016.

5.	COMMITMENTS

Lease Obligation

The Company leases its corporate space in Minneapolis, Minnesota. At September 30, 2017, the Company had the following minimum commitments for payment of rentals which at inception had a non-cancellable term of more than one year:

Operating
Lease
Remainder of 2017	$13,189
2018	145,852
2019	188,850
2020	193,338
2021	64,941
Total	$606,170

Annual rent expense for operating leases was $38,266 and $37,224 for the nine months ended September 30, 2017 and 2016, respectively, and $13,189 and $12,408 for the three months ended September 30, 2017 and 2016, respectively. In connection with the corporate lease, the Company is required to maintain a $50,000 standby letter of credit. The standby letter of credit expires on July 31, 2018.

In September 2017, the Company entered into a non-cancelable operating lease agreement for building space to accommodate expansion in research and development and general corporate office needs. The new lease commences and the Company will be moving to the facility in May 2018, in conjunction with the termination of the existing lease. The lease agreement extends through April 2021 and provides for monthly rent, real estate taxes and operating expenses.

Clinical Research Study

In May 2017, the Company entered into an agreement with a clinical research organization to conduct a clinical research study. The Company made a payment of $300,000 in June 2017 and is obligated to make payments of $50,000, $200,000, and $50,000 in 2017, 2018, and 2019, respectively. Additional payments will be due as patients are enrolled in the study. The maximum amount of these additional payments is estimated to be approximately $2,040,000 over the course of the agreement.

6.	STOCKHOLDERS’ EQUITY

On September 15, 2017, in connection with its IPO, Celcuity LLC filed a certificate of conversion, whereby Celcuity LLC effected a corporate conversion from a Minnesota limited liability company to a Delaware corporation and changed its name to Celcuity Inc. Pursuant to the conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 40 units for one share of common stock. The Company had 257,604,208 member units issued and outstanding as of September 15, 2017. After giving effect to the LLC Conversion, the number of common shares outstanding as of such date is 6,440,139. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. The corporate conversion was approved by members holding a majority of our outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 45,000,000 shares of common stock $0.001 par value per share and 5,000,000 shares of preferred stock $0.001 par value per share. All references in the unaudited interim condensed financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect this conversion.

On September 22, 2017, the Company completed its IPO whereby it sold 2,760,000 shares of common stock at a public offering price of $9.50 per share. The aggregate net proceeds received by the company from the offering were approximately $23.3 million, net of underwriting commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 10,082,050 shares of common stock were outstanding, which includes 881,911 shares of common stock issued as a result of the conversion of the Company’s Convertible Notes (See Note 8). The shares began trading on September 20, 2017 on Nasdaq under the symbol “CELC.”

Warrants

In connection with the 2016 private placement unit offering, the Company issued ten-year warrants to the placement agent of the private placement. The warrants allow the agent to purchase up to 55,249 common shares at $7.56 per share. The warrants are immediately exercisable and expire on January 14, 2026 and May 2, 2026. These warrants are equity classified and the fair value of $330,607 is reflected as additional paid-in capital.

In connection with the private offering of convertible notes (Note 8), the Company issued ten-year warrants to purchase 48,615 common shares at a price of $8.42 per share to the placement agent. In addition, the Company granted the convertible notes investors the right to receive a seven-year warrant to purchase 131,675 common shares at an exercise price that is equal to the conversion price of the notes (Note 8). With the completion of the IPO on September 22, 2017, these warrants were issued.

In connection with the IPO, the Company issued a five-year warrant to the underwriter. The warrant allows the underwriter to purchase up to 138,000 common shares at $10.45 per share. This warrant is immediately exercisable and expires on September 19, 2022. This warrant is equity classified and the fair value is $784,111.

At September 30, 2017 and December 31, 2016, the Company had warrants to purchase 373,539 and 55,249 common shares outstanding, respectively, at a weighted average exercise price of $8.03 and $7.56, respectively.

7.	STOCK-BASED COMPENSATION

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan, as amended, was adopted by the Company’s board and approved by the members of the company on August 10, 2012. The Company reserved a maximum of 625,000 common shares available for issuance under the 2012 Equity Incentive Plan. The 2012 Equity Incentive Plan provides for share options, restricted share awards, performance share awards or share bonuses. The exercise price of each share option granted under our 2012 Equity Incentive Plan is not less than one hundred percent (100%) of the fair market value of one share on the date of grant. The maximum permitted term of options granted under our 2012 Equity Incentive Plan is ten years. The Company’s board has administered the plan and determined the provisions of incentive awards, including eligible recipients, number of shares subject to an incentive award, exercise price, vesting schedule, duration of an incentive award and other restrictions an incentive award may be subject to. The 2012 Equity Incentive Plan was fixed on September 6, 2017 and any new awards will be issued under the terms of the 2017 Stock Incentive Plan.

2017 Stock Incentive Plan

The 2017 Stock Incentive Plan, or the 2017 Plan, was adopted by the Company’s board on September 6, 2017 and became effective following the LLC conversion which took place on September 15, 2017. The Company reserved a maximum of 750,000 common shares available for issuance under the 2017 Plan. The number of shares reserved for issuance under the 2017 Plan will increase automatically on January 1, 2019 and each subsequent anniversary through January 1, 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The maximum permitted term of options granted under our 2017 Plan is ten years. The 2017 Plan provides for share options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses. The exercise price of each share option granted under the 2017 Plan is not less than one hundred percent (100%) of the fair market. The 2017 Plan will generally be administered by the compensation committee of the Company’s board of directors and has the authority to interpret the plan, grant awards and make all other determinations necessary for the administration of the plan.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the nine months ended September 30:

	2017	2016
Risk-free interest rate	1.89 - 2.00%	2.00%
Expected volatility	75.0%	72.0%
Expected life (years)	5.5 to 10.00	6.25 to 10.00
Expected dividend yield	0%	0%

The inputs for the Black-Scholes valuation model require management’s significant assumptions. The common share price was determined by the Company’s board based on recent prices of common shares sold in private offerings prior to the IPO. Subsequent to the IPO, the common share price was determined by using the price on the last trading date of the grant period. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees, except the expected life is equal to the contractual term. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested nonemployee options are marked-to-market at each reporting period.

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30 under the Plan:

	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	302,088	$5.91	114,525	$3.07
Granted	191,730	$8.56	175,813	$7.60
Forfeited	(15,365)	$3.60	(2,500)	$3.60
Balance at September 30	478,453	$7.05	287,838	$5.83

Options exercisable at September 30:	178,275	$5.65	59,791	$2.82

Weighted Average Grant Date Fair Value for Options Granted During the period:		$5.42		$5.16

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2017 under the Plan:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
478,453	8.75	$7.05	$2,484,466	178,275	$5.65	$1,175,571

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation expense in operating expenses:
Research and development	$126,600	$73,275	$420,789	$109,576
General and administrative	11,682	-	140,308	-
	$138,282	$73,275	$561,097	$109,576

The Company recognized stock-based compensation expense of $561,097 and $109,576 for the nine months ended September 30, 2017 and 2016, respectively and $138,282 and $73,275 for the three months ended September 30, 2017 and 2016, respectively. Total unrecognized compensation cost related to stock options is estimated to be recognized as follows:

Remainder of 2017	$154,224
2018	545,734
2019	393,997
2020	280,901
2021	97,858
Total estimated compensation cost to be recognized	$1,472,714

2017 Employee Stock Purchase Plan

The Company’s employee stock purchase plan, or ESPP, was adopted by the Company’s board on September 6, 2017, subject to stockholder approval at our next meeting of stockholders. If our stockholders do not approve the ESPP, it will be terminated and all contributions returned to the participants without the purchase of any shares. The Company has reserved a total of 100,000 shares for issuance. The number of shares authorized and reserved for issuance under the ESPP will be automatically increased on the first day of each of our fiscal years beginning in 2019 by the number of shares equal to 0.5% of the total outstanding number of shares of common stock. However, the Company’s board may reduce the amount of the increase in any particular year. The ESPP provides participating employees with an opportunity to purchase shares of our common stock at a discount through payroll deductions. The plan is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of our common stock. The plan is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month Purchase Periods. A new Offering Period and Purchase Period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the Offering Date or the Purchase Date, whichever is lower. If the Purchase Date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the Purchase Date. To date, we have not recognized any stock-based compensation expense related to the ESPP due to immateriality.

8.	UNSECURED CONVERTIBLE PROMISSORY NOTES

In April and May of 2017, the Company issued to certain accredited investors convertible notes in the original principal amount of $5,750,000 and $2,587,500, respectively, for total principal of $8,337,500 (the “Convertible Notes”).

The Convertible Notes accrued interest at a rate of 1.25% per annum from date of issuance until December 31, 2018 on a non-compounding basis. All principal and interest was due on December 31, 2018. The IPO was considered a qualified financing, therefore the outstanding principal balance and all accrued interest under the Convertible Notes automatically converted into 881,911 shares of common stock pursuant to the terms of such notes. The conversion price of the Convertible Notes was equal to the price at which the equity securities were sold in the IPO, which was $9.50 per share. Warrants of 131,675 were also issued to the note holders at an exercise price of $9.50 per share.

In connection with the issuance of the Convertible Notes, the Company granted those investors the right to receive a seven-year warrant to purchase 131,675 common shares at an exercise price that is equal to the conversion price of the Convertible Notes. The gross proceeds of $8,337,500 was allocated $7,560,783 and $776,717 to the Convertible Notes and warrants, respectively, based on their relative fair value. The relative fair value of the warrants of $776,717 was recorded as debt discount and credited to additional paid-in capital. The resulting debt discount is amortized to interest expense using the effective interest method over the term of the Convertible Notes.

Cedar Point Capital, LLC (“Cedar”) served as the Company’s placement agent in connection with the placement of the Convertible Notes and earned a commission of approximately 10% of the original principal balance of such notes. Debt financing costs in the aggregate of $885,131 (not including the agent warrant discussed below), comprised primarily of the commission earned by Cedar, are amortized to interest expense using the effective interest method over the term of the Convertible Notes. In addition to the commission earned by Cedar, the Company issued an agent’s ten-year warrant to purchase 48,615 common shares. The exercise price was $8.42 per share. The fair value of the agent’s warrant was $286,999 and is considered additional debt discount and was credited to additional paid-in capital. During the period beginning on January 1, 2017 and ending on September 22, 2017 (the date of the IPO closing), the Company amortized $411,375 of debt discount and financing costs to interest expense for these Convertible Notes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Prospectus dated September 19, 2017 filed with the Securities and Exchange Commission on September 20, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, and elsewhere in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. “We,” “our,” “us,” “the Company” and similar words or phrases refer to Celcuity Inc. or Celcuity LLC (which converted into Celcuity Inc.).

OVERVIEW

We are a cellular analysis company that is discovering new cancer sub-types and commercializing diagnostic tests designed to significantly improve the clinical outcomes of cancer patients treated with targeted therapies. Our proprietary CELx diagnostic platform is the only commercially ready technology we are aware of that uses a patient’s living tumor cells to identify the specific abnormal cellular process driving a patient’s cancer and the targeted therapy that best treats it. We believe our CELx platform provides two important improvements over traditional molecular diagnostics. First, molecular diagnostics can only provide a snapshot of the genetic mutations present in a patient’s tumor because they analyze dead cells. Using dead cells prevents molecular diagnostics from analyzing in real-time the dynamic cellular activities, known as cell signaling, that regulate cell proliferation or survival. Cancer can develop when certain cell signaling activity becomes abnormal. Since genetic mutations are often only weakly correlated to the cell signaling activity driving a patient’s cancer, a molecular diagnostic is prone to providing an incomplete diagnosis. CELx tests overcome this limitation by measuring real-time cell signaling activity in a patient’s living tumor cells. When a CELx test detects abnormal signaling activity, a more accurate diagnosis of the patient’s cancer driver is obtained. Second, molecular diagnostics can only estimate the probability of a patient’s potential drug response based on a statistical analysis of the drug’s clinical trial results. Instead of this indirect estimate of drug response, CELx tests directly measure the effectiveness of a targeted therapy in a patient’s living tumor cells. This enables physicians to confirm that the therapeutic matching the patient’s cancer driver is functional in the patient’s tumor cells before prescribing it, which significantly increases the likelihood of a positive clinical outcome.

Our first analytically validated and commercially ready test using our CELx platform, the CELx HSF Test, diagnoses two new sub-types of HER2-negative breast cancer that traditional molecular diagnostics cannot detect. Our internal studies show that approximately 20% of HER2-negative breast cancer patients have abnormal HER2 signaling activity similar to levels found in HER2+ breast cancer cells. As a result, these HER2-negative patients have undiagnosed HER2-driven breast cancer and would be likely to respond to the same anti-HER2 targeted therapies only HER2+ patients receive today. Our CELx HSF Test is targeting HER2-negative breast cancer patients receiving treatment, which, based on 2016 estimates from the NCI SEER Review and a May 2017 publication by the AACR, includes approximately 278,000 patients annually in the U.S. In late-2017 and through 2018, we will be fielding a prospective clinical trial in collaboration with Genentech and the NSABP to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with these newly identified cancer sub-types. We expect interim results 10 to 12 months from this trial after the first patient is enrolled and final results in 18 to 21 months.

In addition to our CELx tests for HER2-negative breast cancer, we are developing CELx tests to diagnose 14 new potential cancer sub-types we have discovered in breast, lung, colon, ovarian, kidney, bladder and hematological cancers. Approved or investigational drugs are currently available to treat these new potential cancer sub-types. We expect to launch these additional tests on a staggered basis over the next few years while continuing our research to identify additional new cancer sub-types.

On September 22, 2017, we completed our underwritten initial public offering, or IPO, of 2,760,000 shares of our common stock at a price to the public of $9.50 per share. The aggregate net proceeds received by the company from the offering were approximately $23.3 million, net of underwriting discounts and commissions. Shares of our common stock began trading on September 20, 2017 on The Nasdaq Capital Market under the symbol “CELC.”

Following the IPO, we entered into a lease agreement for building space to accommodate expansion in research and development and general corporate office needs. The new lease commences and we will be moving to the space in May 2018, in conjunction with the termination of our existing lease. The lease agreement extends through April 2021 and provides for monthly rent, real estate taxes and operating expenses.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the nine months ended September 30, 2017 and 2016, we reported a net loss of approximately $4.5 million and $2.4 million, respectively. As of September 30, 2017, we had a combined accumulated deficit of approximately $12.9 million under Celcuity LLC and Celcuity Inc., which includes $1.3 million of non-cash charges, consisting of approximately $0.8 million for equity-based compensation and approximately $0.5 million for non-cash interest expense. As of September 30, 2017, we had cash, cash equivalents, and investments of approximately $32.5 million.

RESULTS OF OPERATIONS

Components of Operating Results

Revenue

To date, we have not generated any revenue. Initially, our ability to generate revenue will depend primarily upon our ability to obtain partnership agreements with pharmaceutical companies to provide companion diagnostics for such pharmaceutical partners’ existing or investigational targeted therapies. We expect these partnerships to generate significant revenue from the sale of tests to identify patients eligible for clinical trials, from milestone payments, and, potentially, from royalties on the incremental drug revenues our tests enable. Once a new drug indication is received that requires use of our companion diagnostic to identify eligible patients, we expect to generate revenues from sales of tests to treating physicians.

Research and Development

Since our inception, we have primarily focused on research and development of our CELx platform, development and validation of our CELx HSF Test, and research related to the discovery of new cancer sub-types. Research and development expenses primarily include:

•	employee-related expenses related to our research and development activities, including salaries, benefits, travel and stock-based compensation expenses;
•	laboratory supplies;
•	consulting fees paid to third parties;
•	clinical trial costs;
•	facilities expenses; and
•	legal costs associated with patent applications.

Internal and external research and development costs are expensed as they are incurred. As we initiate clinical trials to evaluate efficacy of targeted therapies in cancer patients selected with one of our CELx tests, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

General and Administrative

General and administrative expenses consist primarily of salaries and related benefits related to our executive, finance and support functions. Other general and administrative expenses include travel expenses for our general and administrative personnel and professional fees for auditing, tax, and legal services.

Sales and Marketing

Selling and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our CELx platform and corresponding CELx tests. We expect to begin to incur increased selling and marketing expenses in anticipation of the commercialization of our CELx HSF Test. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

Interest expense primarily consists of the amortization of debt discount and debt financing costs related to the issuance of our unsecured convertible promissory notes that were converted to common stock upon our IPO.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
Operating expenses:	(unaudited)			(unaudited)
Research and development	$1,364,728	$812,803	68%	$3,577,357	$2,224,859	61%
General and administrative	164,665	64,738	154	551,555	196,155	181
Total operating expenses	1,529,393	877,541	74	4,128,912	2,421,014	71
Loss from operations	(1,529,393)	(877,541)	74%	(4,128,912)	(2,421,014)	71%
Other income (expense)
Interest expense	(264,905)	-	na	(451,664)	-	na
Interest income	30,322	9,021	61	53,034	13,040	307
Total other income (expense)	(234,583)	9,021	(2,700)	(398,630)	13,040	(3,157)
Net loss	$(1,763,976)	$(868,520)	103%	$(4,527,542)	$(2,407,974)	88%

Research and Development

Our total research and development expenses for the three and nine months ended September 30, 2017 were approximately $1.4 and $3.6 million, respectively, representing an increase of approximately $0.6 million and $1.4 million, or 68% and 61%, compared to the same periods in 2016. The increases for such periods primarily resulted from an increase in employee-related expenses, including approximately $0.05 million and $0.3 million of non-cash stock-based compensation, to support development of our CELx platform, validation studies of our CELx HSF Test, legal expenses related to patent costs, start-up clinical trial costs, and business development activities.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to discover new cancer sub-types and to develop and validate additional CELx tests to diagnose such sub-types. We also expect to incur increased expenses to support companion diagnostic business development activities with pharmaceutical companies as we develop additional CELx tests.

General and Administrative

Our total general and administrative expenses for the three and nine months ended September 30, 2017 were approximately $0.2 million and $0.6 million, respectively, representing an increase of approximately $0.1 million and $0.4 million, or 154% and 181%, compared to the same periods in 2016. The increases for such periods primarily resulted from increases in employee-related expenses, including approximately $0.01 million and $0.1 million of non-cash stock-based compensation, professional accounting and audit fees, and director and officer insurance.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELx tests, an expanding infrastructure, and increased professional fees associated with being a public reporting company.

To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our CELx platform and corresponding CELx tests. We expect to begin to incur increased selling and marketing expenses in anticipation of the commercialization of our CELx HSF Test. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017 was approximately $0.3 million and $0.5 million, respectively. We incurred no interest expense in 2016. The increases for the three and nine-month periods consisted of approximately $0.3 million and $0.5 million, respectively, of non-cash amortization of debt discount and debt financing costs and accrued interest related to the issuance of our unsecured convertible promissory notes.

Interest Income

Interest income for the three and nine months ended September 30, 2017 was approximately $0.03 million and $0.05 million, respectively, representing an increase of approximately $0.02 million and $0.04 million, or 61% and 307%, compared to the same periods in 2016. The increases resulted from interest earned on our cash, cash equivalents, and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through September 30, 2017, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we also closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of September 30, 2017, our cash, cash equivalents, and investments were approximately $32.5 million and we had a combined accumulated deficit of approximately $12.9 million under Celcuity LLC and Celcuity Inc.

We expect that our research and development and general and administrative expenses will increase as we continue to develop our CELx platform and additional CELx tests, conduct research related to the discovery of new cancer sub-types, conduct clinical trials, and pursue other business development activities. We will also start to incur sales and marketing expenses as we commercialize our CELx HSF Test. We expect to use cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as for the increased costs associated with being a public company.

Based on our current business plan, we believe that our current cash on hand will provide sufficient cash to finance operations and pay obligations when due during at least the next 24 months.

We may seek to raise additional capital beyond the currently anticipated amount to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our stockholders. Additional capital may be raised through the sale of common or preferred equity or convertible debt securities, entry into debt facilities or other third-party funding arrangements. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. Agreements entered into in connection with such capital raising activities could contain covenants that would restrict our operations or require us to relinquish certain rights. Additional capital may not be available on reasonable terms, or at all.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Net cash provided by (used in):
Operating activities	$(3,838,020)	$(2,184,283)
Investing activities	(448,496)	(30,774)
Financing activities	30,734,313	3,718,300
Net increase in cash and cash equivalents	$26,447,797	$1,503,243

Operating Activities

Net cash used in operating activities was approximately $3.8 million for the nine months ended September 30, 2017, and consisted primarily of a net loss of approximately $4.5 million and approximately $0.4 million in working capital changes, adjusted for non-cash items of approximately $1.1 million. The approximately $0.4 million of working capital was primarily due to approximately $0.3 million in prepaid insurance and deposits and approximately $0.1 million in accounts payable and accrued expenses. Non-cash expense items of approximately $1.1 million consisted of depreciation of approximately $0.08 million, stock-based compensation expense of approximately $0.6 million and interest expense of approximately $0.5 million primarily related to amortization of debt discount and debt financing costs. The net cash used in operating activities was approximately $2.2 million for the nine months ended September 30, 2016 and consisted primarily of a net loss of approximately $2.4 million, adjusted for approximately $0.2 million of non-cash items, including depreciation of approximately $0.05 million, stock-based compensation expense of approximately $0.1 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $0.4 million and consisted of approximately $0.2 million of investments in certificates of deposit and approximately $0.2 million in purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2016 was approximately $0.03 million and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $30.7 million and reflects the net proceeds of approximately $7.5 million from the sale of unsecured convertible promissory notes and warrants to certain investors through a private placement, as well as the net proceeds of approximately $23.3 million from the sale of common stock in our initial public offering. Net cash provided by financing activities for the nine months ended September 30, 2016 was approximately $3.7 million and reflects the net proceeds from the sale of membership units of Celcuity LLC to certain investors.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed in Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or Generally Accepted Accounted Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates.

Our significant accounting policies are more fully described in Note 2 to our condensed financial statements included in this Quarterly Report on Form 10-Q.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including but not limited to, (i) our clinical trial plans, the estimated costs for such trials and our expectations regarding the timeframe for such trials; (ii) our expectations regarding the development, launch and commercialization of our CELx test; (iii) our beliefs related to the perceived advantages of our CELx tests compared to traditional molecular or other diagnostic tests; (iv) our expectations regarding building a sales and marketing function; (v) our expectations regarding revenue from sales of CELx tests and revenue from milestone or other payment sources; (vi) our plans with respect to research and development and related expenses for the foreseeable future; (vii) our expectations regarding business development activities, including partnering with pharmaceutical companies and other companion diagnostic related activities with pharmaceutical companies; (viii) our expectations with respect to costs and timelines to develop and validate CELx tests; (ix) our plans to transition into our newly leased space and expand operations; and (x) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as for the increased costs associated with being a public company.

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on their interpretation of currently available information.

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risk, uncertainties and other factors include, but are not limited to, our limited operating history; our initial success being heavily dependent on the success of our CELx HSF Test; our inability to determine whether our CELx tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELx tests; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELx tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Prospectus filed with the Securities and Exchange Commission on September 20, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

You should read these risk factors and the other cautionary statements made in this Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. We cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this Form 10-Q completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2017. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Prospectus filed with the Securities and Exchange Commission on September 20, 2017 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, and elsewhere in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Common Stock

On September 22, 2017, we completed our IPO of 2,760,000 shares of our common stock at a price to the public of $9.50 per share. The total number of shares of common stock sold in the IPO includes the exercise of an overallotment we granted to Craig-Hallum Capital Group LLC, the sole managing underwriter of the IPO (“Craig-Hallum”), to purchase 360,000 shares of common stock. The shares of common stock were registered for sale pursuant to Registration Statements on Form S-1 (Registration Nos. 333-220128 and 333-220527), filed with the Securities and Exchange Commission and declared effective on September 19, 2017 (the “Effective Date”). The aggregate offering price for the registered shares of common stock was approximately $26.2 million. The offering commenced on September 20, 2017 and did not terminate before all of the shares of common stock that were registered in the Registration Statement were sold.

The aggregate offering price for the shares sold in the offering was approximately $26.2 million. We received net proceeds of approximately $23.3 million from the offering, after deducting underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. No payments for the foregoing expenses were made by us to any of our officers, directors or persons owning ten percent or more of our common stock, or to the associates of any of the foregoing, or to its affiliates, other than payments in the ordinary course of business to our officers for salaries, bonuses and expense reimbursements.

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the Securities and Exchange Commission on September 20, 2017. From the Effective Date through September 30, 2017, we did not use any material portion of the offering proceeds.

Unregistered Sales of Equity Securities

Underwriter Warrant

Upon closing of the IPO on September 22, 2017, as additional underwriting compensation and in exchange for cash consideration of $50, we granted Craig-Hallum warrants to purchase up to an aggregate of 138,000 shares of common stock at an exercise price of $10.45 per share, subject to customary anti-dilution provisions. The warrants were issued pursuant to a warrant agreement (the “Warrant Agreement”) between us and Craig-Hallum. The warrants are exercisable for a term of five years. The Warrant Agreement includes a cashless exercise provision entitling Craig-Hallum to surrender a portion of the underlying common stock that has a value equal to the aggregate exercise price, in lieu of paying cash upon exercise.

The warrants were issued to Craig-Hallum in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering, the recipient took the securities for investment and not resale, and the Company took appropriate measures to restrict transfer. The Company did not pay underwriter discounts or commissions in connection with the issuance of the warrants to Craig-Hallum.

The foregoing disclosure is qualified in its entirety by reference to the Warrant Agreement, which is incorporated by reference to Exhibit 10.1 to our Current Report on Form of 8-K filed on September 25, 2017.

Conversion of Convertible Promissory Notes

We previously issued an aggregate of $8,337,500 principal amount of unsecured convertible promissory notes (collectively, the “Notes”) in two private placements. Pursuant to the terms of the Notes, upon the completion of the IPO on September 22, 2017, the principal and accrued interest of the Notes were automatically converted into an aggregate of 881,911 shares of common stock (the “Conversion Shares”) at a conversion price of $9.50 per share (which was equal to the price to the public in the IPO). In addition, holders of the Notes received warrants to purchase an aggregate of 131,675 shares of common stock (the “Conversion Warrants”). The Conversion Warrants have a seven-year term and an exercise price of $9.50 per share.

The Conversion Shares and Conversion Warrants were issued to 77 holders of Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering. The Notes were originally issued in private offerings in reliance on Rule 506 of Regulation D and Section 4(2) of the Act.

The foregoing disclosure is qualified in its entirety by reference to the form of Conversion Warrant, which is incorporated by reference from Exhibit 10.2 to our Current Report on Form of 8-K filed on September 25, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2*	Bylaws

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

10.1	Celcuity Inc. 2017 Employee Stock Purchase Plan, incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

10.2	Celcuity Inc. 2017 Incentive Stock Plan, incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

10.3	Form of Stock Option Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan, incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

10.4	Form of Restricted Stock Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan, incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

10.5	Form of Restricted Stock Unit Award Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan, incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

10.6	Form of Stock Appreciation Right Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan, , incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

10.7	Form of Conversion Warrant, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form of 8-K filed September 25, 2017

10.8	Warrant Agreement, dated September 19, 2017, between Craig-Hallum and the Company, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2017

10.10	Form of Indemnification Agreement between Celcuity Inc. and each of its officers and directors, incorporated by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

10.11*	Commercial Lease, dated September 28, 2017, by and between West Glen Development I, LLC and Celcuity Inc.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Label
101.PRE***	XBRL Taxonomy Extension Presentation

_______________________

*	Filed herewith.
**	Furnished herewith.
***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2017		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

