Form 10-Q/A
period 2017-09-30
Celcuity Inc.
filed 2017-12-01
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________________________________________________

FORM 10-Q/A
Amendment No. 1

 _____________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission File No. 001-38207

 ____________________________________________________

CELCUITY INC.

(Exact name of registrant as specified in its charter)

 ____________________________________________________

Delaware	No. 82-2863566
(State of incorporation)	(IRS Employer Identification No.)

16305 36th Avenue North; Suite 450

Minneapolis, Minnesota 55446

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (763) 392-0767

  ____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2017 as filed with the Securities and Exchange Commission by the registrant on November 13, 2017. This Amendment is filed solely to include the XBRL Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of the original Quarterly Report on Form 10-Q for the period ending September 30, 2017.

ITEM 6. Exhibits

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculations Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 1, 2017		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)