Form 10-Q
period 2018-03-31
Celcuity Inc.
filed 2018-05-14
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

On May 1, 2018, there were 10,106,859 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial statements

Celcuity Inc.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$2,572,658	$2,639,789
Investments	20,431,620	21,556,857
Restricted cash	50,000	50,000
Deposits	27,726	27,726
Prepaid assets	246,677	209,708
Total current assets	23,328,681	24,484,080

Property and equipment, net	443,578	280,056

Long term investments	6,954,523	7,205,374

Total Assets	$30,726,782	$31,969,510

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$130,044	$71,913
Accrued expenses	652,990	506,140
Total current liabilities	783,034	578,053

Total Liabilities	783,034	578,053

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value: 45,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 10,106,859 and 10,087,516 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	10,107	10,087
Additional paid-in capital	33,908,815	33,388,597
Accumulated deficit	(3,975,174)	(2,007,227)
Total Stockholders' Equity	29,943,748	31,391,457
Total Liabilities and Stockholders' Equity	$30,726,782	$31,969,510

See accompanying notes to the condensed financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Operating expenses:

Research and development	$1,545,668	$908,767
General and administrative	530,640	85,144
Total operating expenses	2,076,308	993,911
Loss from operations	(2,076,308)	(993,911)

Interest income	108,361	6,561
Net loss before income taxes	(1,967,947)	(987,350)
Income tax benefits	-	-
Net loss	$(1,967,947)	$(987,350)

Net loss per share, basic and diluted	$(0.19)	$(0.15)

Weighted average common shares outstanding, basic and diluted	10,096,008	6,440,139

See accompanying notes to the condensed financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,967,947)	$(987,350)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	39,738	19,726
Stock-based compensation	336,479	96,268
Non-cash interest income	(23,912)	-
Changes in operating assets and liabilities:
Prepaid assets and deposits	(36,969)	-
Accounts payable	58,131	(97,105)
Accrued expenses	146,850	21,321
Net cash used for operating activities	(1,447,630)	(947,140)

Cash flows from investing activities:
Purchases of investments	(735,000)	-
Proceeds from sale of investments	2,135,000	-
Purchases of property and equipment	(204,260)	(10,378)
Proceeds from sale of property and equipment	1,000	-
Net cash provided by (used for) investing activities	1,196,740	(10,378)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	183,759	-
Net cash provided by financing activities	183,759	-
Net change in cash, cash equivalents, and restricted cash	(67,131)	(957,518)

Cash, cash equivalents, and restricted cash:
Beginning of period	2,689,789	5,906,348
End of period	$2,622,658	$4,948,830

The following table shows the composition of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the same such amounts in the statements of cash flows as of March 31:

	2018	2017
Cash and cash equivalents	$2,572,658	$4,898,830
Restricted cash	50,000	50,000
Total	$2,622,658	$4,948,830

See accompanying notes to the condensed financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three Months Ended March 31, 2018 and 2017)

1.	ORGANIZATION

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a cellular analysis company that is discovering new cancer sub-types and commercializing diagnostic tests designed to significantly improve the response rates of cancer patients treated with targeted therapies. The Company’s proprietary CELx diagnostic platform is currently the only commercially ready technology the Company is aware of that uses a patient’s living tumor cells to evaluate the functional status of the cell signaling pathways associated with cancer. The CELx platform identifies the abnormal signaling activity driving a patient’s cancer and quantifies how effectively a targeted therapy can treat it. This enables physicians to select the therapeutic that precisely matches and inhibits a patient’s cellular dysfunction, which significantly increases the likelihood of a positive clinical outcome. The Company was co-founded in 2012 by Brian Sullivan and Lance Laing and is based in Minnesota. The Company has not generated any revenues to date.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The Balance Sheet at December 31, 2017 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

On September 15, 2017, in relation to preparing for its initial public offering (“IPO”), Celcuity LLC filed a certificate of conversion, whereby Celcuity LLC effected a corporate conversion from a Minnesota limited liability company to a Delaware corporation and changed its name to Celcuity Inc. Pursuant to the corporate conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 40 units for one share of common stock. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. The corporate conversion was approved by members holding a majority of our outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 45,000,000 shares of common stock $0.001 par value per share and 5,000,000 shares of preferred stock $0.001 par value per share. The Company determined that the corporate conversion is equivalent to a change in the Company’s capital structure. As such, all references in the unaudited financial statements to the number of shares and per-share amounts of member units are now presented as common stock and have been retroactively restated to reflect this conversion.

On September 22, 2017, the Company completed its IPO whereby it sold 2,760,000 shares of common stock at a public offering price of $9.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $23.3 million, net of underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 10,082,050 shares of common stock were outstanding, which includes 881,911 shares of common stock as a result of the conversion of the Company’s Unsecured Convertible Promissory Notes (See Note 11). Shares of the Company’s common stock began trading on September 20, 2017 on The Nasdaq Capital Market under the symbol “CELC.”

Accounting Estimates

Management uses estimates and assumptions in preparing these unaudited condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based compensation and warrants issued to investors, a placement agent and an underwriter, and prepaid or accrued clinical trial costs.

Cash, Cash Equivalents, and Restricted Cash

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At March 31, 2018 and December 31, 2017, the Company had $2,546,546 and $2,612,104, respectively, in money market funds and U.S. Treasury Bills that are considered cash equivalents. In connection with the corporate lease, the Company is required to maintain $50,000 of cash in a separate savings account. This balance is presented as restricted cash on the balance sheet.

Investments

The Company maintains its investments in certificates of deposit, U.S. governmental agency securities and U.S. treasury notes and has classified them as held-to-maturity at the time of purchase. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. At March 31, 2018 and December 31, 2017, the Company had $27,386,143 and $28,762,231, respectively, of investments.

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

The carrying values of cash equivalents, restricted cash, accounts payable, accrued expenses and other financial working capital items approximate fair value at March 31, 2018 and December 31, 2017 due to the short maturity nature of these items.

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

The Company recognizes the impact of an uncertain tax position in its financial statements if, in management's judgment, the position is more-likely-than-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $1,545,668 and $908,767 for the three months ended March 31, 2018 and 2017, respectively.

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

In November 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard as of January 1, 2018 and applied it retrospectively.

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

For the three months ended March 31, 2018 and 2017, 216,276 and 56,954 options and 165,843 and 0 warrants, and 4,442 and 0 restricted stock share equivalents, respectively, have been excluded from the computations of diluted weighted-average shares outstanding.

4.	INVESTMENTS

The following tables summarizes the Company’s held-to-maturity investment securities at amortized cost as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$14,285,908	$-	$26,186	$14,259,722
Governmental Agency Securities	5,285,391	-	11,795	5,273,596
U.S. Treasury Notes	860,321	668	-	860,989
Total	$20,431,620	$668	$37,981	$20,394,307

	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Long-term investments:
Certificates of Deposit	$3,920,000	$-	$41,036	$3,878,964
Governmental Agency Securities	3,034,523	4,920	-	3,039,443
Total	$6,954,523	$4,920	$41,036	$6,918,407

	December 31, 2017
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$14,001,237	$-	$20,146	$13,981,091
Governmental Agency Securities	5,945,314	-	18,101	5,927,213
U.S. Treasury Notes	1,610,306	-	633	1,609,673
Total	$21,556,857	$-	$38,880	$21,517,977

	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Long-term investments:
Certificates of Deposit	$4,165,000	$-	$21,481	$4,143,519
Governmental Agency Securities	3,040,374	-	14,907	3,025,467
Total	$7,205,374	$-	$36,388	$7,168,986

The Company’s held-to-maturity investments of $20,431,620 and $6,954,523 will mature in 2018 and 2019, respectively.

5.	PREPAID ASSETS

Prepaid assets consisted of the following:

	March 31,	December 31,
	2018	2017
Current:
Directors & Officers insurance	$105,417	$162,914
Prepaid rent	21,673	21,673
Other	119,587	25,121
Total	$246,677	$209,708

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2018	2017
Leasehold improvements	$47,307	$22,307
Furniture and equipment	693,869	517,868
	741,176	540,175

Less: Accumulated depreciation	(297,598)	(260,119)
Total	$443,578	$280,056

Depreciation expense was $39,738 and $19,726 for the three months ended March 31, 2018 and 2017, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2018	2017
Accrued bonuses	$506,345	$389,802
Accrued payroll	3,208	61,829
Other	143,437	54,509
Total	$652,990	$506,140

8.	COMMITMENTS

Lease Obligation

The Company leases its corporate space in Minneapolis, Minnesota. At March 31, 2018, the Company had the following minimum commitments for payment of rentals which at inception had a non-cancellable term of more than one year:

Operating
Lease
2018	$123,870
2019	188,850
2020	193,338
2021	64,940
Total	$570,998

Rent expense for operating leases was $13,189 and $12,408 for the three months ended March 31, 2018 and 2017, respectively. In connection with the corporate lease, the Company is required to maintain a $50,000 standby letter of credit. The standby letter of credit expires on July 31, 2018.

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

Clinical Research Study

In May 2017, the Company entered into an agreement with a clinical research organization to conduct a clinical research study. The Company made a payment of $300,000 in June 2017 and $50,000 in November 2017 and January 2018 and is obligated to make future payments of $150,000 and $50,000 in 2018 and 2019, respectively. Additional payments will be due as patients are enrolled in the study. The maximum amount of these additional payments is estimated to be approximately $2,040,000 over the course of the agreement.

9.	STOCKHOLDERS’ EQUITY

On September 15, 2017, in connection with its IPO, Celcuity LLC filed a certificate of conversion, whereby Celcuity LLC effected a corporate conversion from a Minnesota limited liability company to a Delaware corporation and changed its name to Celcuity Inc. Pursuant to the conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 40 units for one share of common stock. The Company had 257,604,208 member units issued and outstanding as of September 15, 2017. After giving effect to the corporate conversion, the number of common shares outstanding as of such date is 6,440,139. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. The corporate conversion was approved by members holding a majority of our outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 45,000,000 shares of common stock $0.001 par value per share and 5,000,000 shares of preferred stock $0.001 par value per share. All references in the unaudited financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect this conversion.

On September 22, 2017, the Company completed its IPO whereby it sold 2,760,000 shares of common stock at a public offering price of $9.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $23.3 million, net of underwriting commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 10,082,050 shares of common stock were outstanding, which includes 881,911 shares of common stock issued as a result of the conversion of the Company’s Convertible Notes (See Note 11). Shares of the Company’s common stock began trading on September 20, 2017 on The Nasdaq Capital Market under the symbol “CELC.”

At March 31, 2018 and December 31, 2017, the Company had common stock shares outstanding of 10,106,859 and 10,087,516, respectively.

On May 11, 2018, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to decrease the number of authorized shares of our common stock and preferred stock, $.001 par value per share, from 45,000,000 shares to 25,000,000 shares and from 5,000,000 shares to 2,500,000 shares, respectively.

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

At March 31, 2018 and December 31, 2017, the Company had warrants to purchase 353,980 and 373,323 common shares outstanding, respectively, at a weighted average exercise price of $9.42. A total of 19,343 and 0 warrants were exercised in the three months ended March 31, 2018 and 2017, respectively.

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

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions at March 31:

	2018	2017
Risk-free interest rate	2.52 - 2.71%	2.02%
Expected volatility	76.0%	75.0%
Expected life (years)	6.25 to 10.00	6.25 to 10.00
Expected dividend yield	0%	0%

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

The following table summarizes the activity for all stock options outstanding for the three months ended March 31 under the Plan:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	501,603	$7.58	302,088	$5.91
Granted	5,500	17.38	3,750	7.60
Forfeited	-	-	-	-
Balance at March 31	507,103	$7.69	305,838	$5.93

Options exercisable at March 31:	215,806	$5.87	77,634	$2.91

Weighted Average Grant Date Fair Value for Options Granted During the year:		$12.08		$5.12

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2018 under the Plan:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
507,103	8.33	$7.69	$4,488,707	215,806	$5.87	$2,290,360

The Company recognized stock based compensation expense for stock options of $266,096 and $96,268 for the three months ended March 31, 2018 and 2017, respectively.

A restricted stock award of 5,250 shares was granted to a member of the board of directors in 2017. The Company has 5,250 and 0 shares outstanding as of March 31, 2018 and 2017, respectively and 0 shares vested as of March 31, 2018 and 2017, respectively. The Company recognized stock based compensation expense for the restricted stock of $42,289 and $0 for the three months ended March 31, 2018 and 2017, respectively.

The total remaining shares available for grant under the 2017 plan is 682,520.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2018	$504,997
2019	428,897
2020	314,726
2021	131,970
2022	1,819

Total estimated compensation cost to be recognized	$1,382,409

2017 Employee Stock Purchase Plan

The Company’s employee stock purchase plan, or ESPP, was adopted by the Company’s board on September 6, 2017, and approved by stockholders on May 10, 2018, which was the date of the annual stockholder meeting. The Company has reserved a total of 100,000 shares for issuance. The number of shares authorized and reserved for issuance under the ESPP will be automatically increased on the first day of each of the Company’s fiscal years beginning in 2019 by the number of shares equal to 0.5% of the total outstanding number of shares of common stock. However, the Company’s board may reduce the amount of the increase in any particular year. The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The plan is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The plan is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock based compensation expense of $28,094 and $0 for the three months ended March 31, 2018 and 2017, respectively.

The Company recognized total stock-based compensation, as follows for the three months ended March 31:

	2018	2017
Stock-based compensation expense in operating expenses:
Research and development	$161,669	$96,268
General and administrative	174,810	-
Total	$336,479	$96,268

11.	UNSECURED CONVERTIBLE PROMISSORY NOTES

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

The Company has not recorded an income tax benefit for the three months ended March 31, 2018 and 2017 due to net losses and recognition of a full valuation allowance.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 15, 2018 and elsewhere in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. “We,” “our,” “us,” “the Company” and similar words or phrases refer to Celcuity Inc. or Celcuity LLC (which converted to Celcuity Inc.).

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

We completed development of our second CELx test for breast cancer during the first quarter of 2018. This new test evaluates independent c-Met signaling activity and its involvement with HER family signaling in HER2-negative breast cancer tumor cells. We intend to combine this c-Met signaling function test with our current HER2 signaling function test to create the CELx Multi-Pathway (MP) Test. With this next generation CELx test, we plan to provide an analysis of HER1, HER2, HER3, and c-MET signaling activity with a single patient tumor specimen.

Our internal studies show that approximately 15%-20% of HER2-negative breast cancer patients have abnormal c-Met signaling activity that is co-activated with abnormal HER1 signaling. These studies suggest that this sub-group of HER2-negative breast cancer patients may best respond to treatment with a combination of HER family and c-Met inhibitors.

We demonstrated the role of abnormal c-Met signaling as a cancer driver in breast cancer in a mouse xenograft study performed at the University of Minnesota. For this study, a breast cancer cell line determined by the CELx MP test to have normal HER2 signaling, abnormal HER1 signaling, and abnormal c-Met signaling was studied. Mice were randomly assigned to either a control group or a treatment group that received either the pan-HER inhibitor, neratinib, the c-Met inhibitor, tepotinib, or the combination of neratinib and tepotinib. Tumor volumes in the mouse arm receiving both neratinib and tepotinib shrank significantly more than the tumors in the study arms that received neratinib or tepotinib alone.

Celcuity will seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of combining HER family inhibitors and c-Met inhibitors in breast cancer patients who have abnormal c-Met and abnormal HER1 pathway activity. The FDA has approved two c-Met inhibitors and six HER-family inhibitors for cancer treatment. Additional c-Met and HER-family inhibitors are being evaluated in on-going clinical trials. Several pharmaceutical companies possess both a c-Met and a HER family inhibitor.

We are also developing CELx tests to diagnose 12 new potential cancer sub-types we have discovered in lung, colon, ovarian, kidney, bladder and hematological cancers. Approved or investigational drugs are currently available to treat these new potential cancer sub-types. We expect to launch these additional tests on a staggered basis over the next few years while continuing our research to identify additional new cancer sub-types.

Our overall strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. For our first collaboration, we are fielding a prospective clinical trial with Genentech and the NSABP to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with these newly identified cancer sub-types. We expect interim results from this trial in early to mid-2019 and final results six to nine months later. For our second collaboration, Celcuity was selected by NSABP and Puma Biotechnology to evaluate tissue samples from a Phase II study evaluating Puma Biotechnology’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s drug, EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients. This 35-patient study is expected to be completed in late 2020. Unlike the trial with NSABP and Genentech, Celcuity’s test will be used solely to evaluate tissue samples after they have been enrolled in this trial. Celcuity will not receive payment for the testing it performs. No formal agreement, other than what is described in the clinical trial protocol, has been entered into governing the terms of this relationship. We expect our CELx test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended March 31, 2018 and 2017, we reported a net loss of approximately $2.0 million and $1.0 million, respectively. As of March 31, 2018, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $4.0 million under Celcuity Inc. As of March 31, 2018, we had cash, cash equivalents, and investments of approximately $30.0 million.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation related to our executive, finance and support functions. Other general and administrative expenses include travel expenses for our general and administrative personnel and professional fees for auditing, tax, and legal services associated with being a public company.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended		Increase
	March 31,		(Decrease)
	2018	2017	$	%
Statements of Operations Data:
Operating expenses:
Research and development	$1,545,668	$908,767	$636,901	70%
General and administrative	530,640	85,144	445,496	523
Total operating expenses	2,076,308	993,911	1,082,397	109
Loss from operations	(2,076,308)	(993,911)	(1,082,397)	109

Interest income	108,361	6,561	101,800	1,552
Net loss before income taxes	(1,967,947)	(987,350)	(980,597)	99
Income tax benefits	-	-	-	-
Net loss	$(1,967,947)	$(987,350)	$(980,597)	99%

Research and Development

Our research and development expenses for the three months ended March 31, 2018 were approximately $1.5 million, representing an increase of approximately $0.6 million or 70% compared to the same period in 2017. The increase primarily resulted from a $0.35 million increase in compensation related expenses, including approximately $0.07 million of non-cash stock-based compensation, to support development of our CELx platform. In addition, other research and development expenses increased $0.25 million due to validation studies to support the CELx platform, legal expenses related to patent costs, start-up clinical trial costs, and operational and business development activities.

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

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2018 were approximately $0.5 million representing an increase of approximately $0.4 million, or 523% compared to the same period in 2017. The increase primarily resulted from a $0.25 million increase in compensation related expenses, including approximately $0.18 million of non-cash stock-based compensation, professional fees associated with being a public company and director and officer insurance.

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

Interest Income

Interest income for the three months ended March 31, 2018 was approximately $0.1 million, representing an increase of approximately $0.1 million, or 1,552%, compared to the same period in 2017. The increase resulted from interest earned on our cash, cash equivalents and investments.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through March 31, 2018, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we also closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of March 31, 2018, our cash, cash equivalents, and investments were approximately $30.0 million and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and approximately $4.0 million under Celcuity Inc.

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

Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net cash provided by (used in):
Operating activities	$(1,447,630)	$(947,140)
Investing activities	1,196,740	(10,378)
Financing activities	183,759	-
Net decrease in cash, cash equivalents, and restricted cash	$(67,131)	$(957,518)

Operating Activities

Net cash used in operating activities was approximately $1.4 million for the three months ended March 31, 2018, and consisted primarily of a net loss of approximately $2.0 million, adjusted for working capital changes of approximately $0.2 million and for non-cash items of approximately $0.4 million. The approximately $0.2 million of working capital was primarily due to accounts payable and accrued expenses. Non-cash expense items of approximately $0.4 million consisted of depreciation of approximately $0.04 million, stock-based compensation expense of approximately $0.34 million and interest income of approximately $0.02 million. The net cash used in operating activities was approximately $0.9 million for the three months ended March 31, 2017 and consisted primarily of a net loss of approximately $1.0 million and working capital changes of approximately $0.07 million, adjusted for approximately $0.1 million of non-cash items, including depreciation of approximately $0.02 million and stock-based compensation expense of approximately $0.1 million.

Investing Activities

Net cash provided in investing activities for the three months ended March 31, 2018 was approximately $1.2 million and consisted of approximately $1.4 million of net proceeds from sale and purchase of investments, adjusted for approximately $0.2 million in purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2017 was approximately $0.01 million and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was approximately $0.2 million and reflects the proceeds from the exercise of common stock warrants. No net cash was provided by financing activities for the three months ended March 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or Generally Accepted Accounted Principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates.

Our significant accounting policies are more fully described in Note 2 to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations regarding the development and launch of our CELx test; (iii) our beliefs related to the perceived advantages of our CELx tests compared to traditional molecular or other diagnostic tests; (iv) our expectations regarding the timeline of results from our clinical trials; (v) our expectations regarding partnering with pharmaceutical partners; (vi) our expectations regarding revenue from sales of CELx tests and revenue from milestone or other payment sources; (vii) our plans with respect to research and development and related expenses for the foreseeable future; (viii) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies; (ix) our expectations with respect to costs and timelines to develop and validate CELx tests; (x) our plans to transition into our newly leased space and expand operations; and (xi) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as for the increased costs associated with being a public company.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risk, uncertainties and other factors include, but are not limited to, our limited operating history; our initial success being heavily dependent on the success of our CELx HSF Test; our inability to determine whether our CELx tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELx tests; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELx tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2017. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2018. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

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

The aggregate offering price for the shares sold in the offering was approximately $26.2 million. We received net proceeds of approximately $23.3 million from the offering, after deducting underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. No payments for the foregoing expenses were made by us to any of our officers, directors or persons owning ten percent or more of our common stock, or to the associates of any of the foregoing, or to its affiliates, other than payments in the ordinary course of business to our officers for salaries and bonuses.

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the Securities and Exchange Commission on September 20, 2017. From the Effective Date through March 31, 2018, we did not use any material portion of the offering proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, we issued a total of 19,343 unregistered shares of common stock pursuant to the exercises of previously issued warrants at an exercise price of $9.50 per share for aggregate consideration of $183,758.50. The exercises occurred on January 25, 2018 and March 18, 2018 and we issued the shares pursuant to exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

10.1+	Amendment No. 1 to Celcuity Inc. 2017 Employee Stock Purchase Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2018

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.

_______________________

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2018		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

