Form 10-Q
period 2018-06-30
Celcuity Inc.
filed 2018-08-09
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-38207

CELCUITY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 82-2863566
(State of incorporation)	(IRS Employer Identification No.)

16305 36th Avenue North; Suite 100

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

On August 1, 2018, there were 10,119,312 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,172,782	$2,639,789
Investments	18,385,920	21,556,857
Restricted cash	50,000	50,000
Deposits	27,726	27,726
Prepaid assets	154,002	209,708
Total current assets	21,790,430	24,484,080

Property and equipment, net	730,449	280,056

Long term investments	6,948,606	7,205,374

Total Assets	$29,469,485	$31,969,510

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$149,401	$71,913
Capital lease obligations	5,706	-
Accrued expenses	807,783	506,140
Total current liabilities	962,890	578,053

Capital lease obligations	23,226	-

Total Liabilities	986,116	578,053

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 and 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value: 25,000,000 and 45,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 10,119,312 and 10,087,516 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	10,119	10,087
Additional paid-in capital	34,264,884	33,388,597
Accumulated deficit	(5,791,634)	(2,007,227)
Total Stockholders’ Equity	28,483,369	31,391,457
Total Liabilities and Stockholders’ Equity	$29,469,485	$31,969,510

See accompanying notes to the condensed financial statements

Celcuity Inc

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating expenses:

Research and development	$1,546,537	$1,303,886	$3,092,205	$2,212,629
General and administrative	382,646	301,820	913,286	386,963
Total operating expenses	1,929,183	1,605,706	4,005,491	2,599,592
Loss from operations	(1,929,183)	(1,605,706)	(4,005,491)	(2,599,592)

Other income (expense)
Interest expense	-	(186,659)	-	(186,686)
Interest income	112,722	16,150	221,084	22,712
Other income (expense), net	112,722	(170,509)	221,084	(163,974)
Net loss before income taxes	(1,816,461)	(1,776,215)	(3,784,407)	(2,763,566)
Income tax benefits	-	-	-	-
Net loss	$(1,816,461)	$(1,776,215)	$(3,784,407)	$(2,763,566)

Net loss per share, basic and diluted	$(0.18)	$(0.28)	$(0.37)	$(0.43)

Weighted average common shares outstanding, basic and diluted	10,110,558	6,440,139	10,103,323	6,440,139

See accompanying notes to the condensed financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,784,407)	$(2,763,566)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	89,704	45,449
Stock-based compensation	612,764	422,816
Non-cash interest expense	-	186,759
Non-cash interest income adjustment	2,705	-
Changes in operating assets and liabilities:
Prepaid assets and deposits	55,706	(156,120)
Accounts payable	12,604	(34,771)
Accrued expenses	226,643	89,700
Net cash used for operating activities	(2,784,281)	(2,209,733)

Cash flows from investing activities:
Purchases of investments	(3,235,000)	-
Proceeds from sale of investments	6,660,000	-
Purchases of property and equipment	(372,282)	(165,851)
Proceeds from sale of property and equipment	1,000	-
Net cash provided by (used for) investing activities	3,053,718	(165,851)

Cash flows from financing activities:
Proceeds from sale of convertible promissory notes	-	7,493,330
Payments for debt issuance costs	-	(40,961)
Deferred transaction costs	-	(25,065)
Proceeds from exercise of common stock warrants	183,759	-
Proceeds from employee stock purchases	79,797	-
Net cash provided by financing activities	263,556	7,427,304
Net change in cash, cash equivalents, and restricted cash	532,993	5,051,720

Cash, cash equivalents, and restricted cash:
Beginning of period	2,689,789	5,906,348
End of period	$3,222,782	$10,958,068

The following table shows the composition of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the same such amounts in the statements of cash flows as of June 30:

	2018	2017
Cash and cash equivalents	$3,172,782	$10,908,068
Restricted cash	50,000	50,000
Total	$3,222,782	$10,958,068
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$64,883	$-
Property and equipment funded by capital lease	28,932	-
Leasehold improvements funded by landlord and related deferred rent included in accrued expenses	75,000	-
Debt issuance costs netted against proceeds from sale of convertible promissory notes	-	844,170
Debt discount related to investor and agent warrants (Note 11)	-	1,063,715
Deferred transaction costs included in accounts payable and accrued expenses	-	276,666

See accompanying notes to the condensed financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2018 and 2017)

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

2.       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The Balance Sheet at December 31, 2017 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

On September 15, 2017, in relation to preparing for its initial public offering (“IPO”), Celcuity LLC filed a certificate of conversion, whereby Celcuity LLC effected a corporate conversion from a Minnesota limited liability company to a Delaware corporation and changed its name to Celcuity Inc. Pursuant to the corporate conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 40 units for one share of common stock. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. The corporate conversion was approved by members holding a majority of our outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. The Company determined that the corporate conversion is equivalent to a change in the Company’s capital structure. As such, all references in the unaudited financial statements to the number of shares and per-share amounts of member units are now presented as common stock and have been retroactively restated to reflect the conversion.

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

On May 11, 2018, the Company filed an amendment to its certificate of incorporation to decrease the number of authorized shares of common stock and preferred stock. Pursuant to the Company’s amended certificate of incorporation, the Company is authorized to issue up to 25,000,000 shares of common stock, $0.001 par value per share and 2,500,000 shares of preferred stock, $0.001 par value per share.

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

Cash, Cash Equivalents, and Restricted Cash

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At June 30, 2018 and December 31, 2017, the Company had $3,135,878 and $2,612,104, respectively, in money market funds and U.S. Treasury Bills that are considered cash equivalents. In connection with the corporate lease, the Company is required to maintain $50,000 of cash in a separate savings account. This balance is presented as restricted cash on the balance sheets.

Investments

The Company maintains its investments in certificates of deposit, U.S. governmental agency securities and U.S. treasury notes and has classified them as held-to-maturity at the time of purchase. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. At June 30, 2018 and December 31, 2017, the Company had $25,334,526 and $28,762,231, respectively, of investments.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over estimated useful lives using the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Estimated useful lives of property and equipment are as follows for the major classes of assets:

Asset Description	Estimated Lives
Furniture and Equipment	4-5
Leasehold Improvements	2-3

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

The carrying values of cash equivalents, restricted cash, accounts payable, accrued expenses and other financial working capital items approximate fair value at June 30, 2018 and December 31, 2017 due to the short maturity nature of these items.

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

Stock-Based Compensation

The Company’s stock-based compensation consists of common stock options and restricted stock issued to certain employees and nonemployees of the Company and the Company’s Employee Stock Purchase Plan. The Company recognizes compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing method. The Company has elected to account for forfeitures as they occur.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $3,092,205 and $2,212,629 for the six months ended June 30, 2018 and 2017, respectively, and $1,546,537 and $1,303,886 for the three months ended June 30, 2018 and 2017, respectively.

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

Recently Adopted Accounting Pronouncements

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50. The new guidance will be substantially the same as current guidance for employee awards. The Company adopted this standard as of April 1, 2018 and applied it using the modified retrospective approach. The remeasurement of open awards to nonemployees was based on the fair value of such awards as of the date of adoption and resulted in no material change to accumulated deficit or additional paid-in capital.

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

For the three and six months ended June 30, 2018 and 2017, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 522,755 and 442,685 shares of common stock, respectively, warrants to purchase 353,980 and 103,864 shares of common stock, respectively, and 2,571 and 0 shares of restricted common stock, respectively.

4.       Investments

The following tables summarizes the Company’s held-to-maturity investment securities at amortized cost as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$10,609,185	$-	$21,912	$10,587,273
Governmental Agency Securities	5,285,044	-	15,359	5,269,685
U.S. Treasury Notes	2,491,691	-	2,849	2,488,842
Total	$18,385,920	$-	$40,120	$18,345,800

	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Long-term investments:
Certificates of Deposit	$3,920,000	$-	$43,819	$3,876,181
Governmental Agency Securities	3,028,606	-	$29,974	2,998,632
Total	$6,948,606	$-	$73,793	$6,874,813

	December 31, 2017
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$14,001,237	$-	$20,146	$13,981,091
Governmental Agency Securities	5,945,314	-	18,101	5,927,213
U.S. Treasury Notes	1,610,306	-	633	1,609,673
Total	$21,556,857	$-	$38,880	$21,517,977

	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Long-term investments:
Certificates of Deposit	$4,165,000	$-	$21,481	$4,143,519
Governmental Agency Securities	3,040,374	-	14,907	3,025,467
Total	$7,205,374	$-	$36,388	$7,168,986

The Company’s held-to-maturity investments of $18,385,920 and $6,948,606 will mature in 2018 and 2019, respectively.

5.       Prepaid Assets

Prepaid assets consisted of the following:

	June 30,	December 31,
	2018	2017
Current:
Directors & officers insurance	$47,917	$162,914
Prepaid rent	21,490	21,673
Other	84,595	25,121
Total	$154,002	$209,708

6.       Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Leasehold improvements	$277,836	$22,307
Furniture and equipment	800,177	517,868
	1,078,013	540,175

Less: Accumulated depreciation	(347,564)	(260,119)
Total	$730,449	$280,056

Depreciation expense was $89,704 and $45,449 for the six months ended June 30, 2018 and 2017, respectively, and $49,966 and $25,722 for the three months ended June 30, 2018 and 2017, respectively.

7.       Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017
Accrued bonuses	$544,804	$389,802
Deferred rent	74,652	-
Accrued payroll	66,324	61,829
Other	122,003	54,509
Total	$807,783	$506,140

8.       Commitments

Operating Leases

The Company leases its corporate space in Minneapolis, Minnesota. At June 30, 2018, the Company had the following minimum commitments for payment of rentals which at inception had a non-cancellable term of more than one year:

Amount
2018	$77,419
2019	188,850
2020	193,338
2021	64,940
Total	$524,547

Rent expense for operating leases was $43,198 and $25,077 for the six months ended June 30, 2018 and 2017, respectively, and $30,009 and $12,668 for the three months ended June 30, 2018 and 2017, respectively. In connection with the corporate lease, the Company is required to maintain a $50,000 standby letter of credit. The standby letter of credit expires on July 31, 2018.

In September 2017, the Company entered into a non-cancelable operating lease agreement for building space to accommodate expansion in research and development and general corporate office needs. The new lease commenced, and the Company moved to the facility in May 2018, in conjunction with the termination of the existing lease. The new lease contains provisions for future rent increases and leasehold improvement allowances. Rent expense is recorded on a straight-line basis over the lease term. The net difference of rent expense versus the actual cash paid is recorded as deferred rent. Additionally, the leasehold improvement allowances are deferred and recorded as a reduction of rental expense over the lease term using the straight-line method. Deferred rent is reflected in accrued expenses in the unaudited condensed financial statements. The new lease agreement extends through April 2021 and provides for monthly rent, real estate taxes and operating expenses.

Clinical Research Study

In May 2017, the Company entered into an agreement with a clinical research organization to conduct a clinical research study. The Company made a payment of $300,000 in June 2017 and $50,000 in November 2017, January 2018 and April 2018 and is obligated to make future payments of $100,000 and $50,000 in 2018 and 2019, respectively. Additional payments will be due as certain milestones are met. The maximum amount of these additional payments is estimated to be approximately $2,040,000 over the course of the agreement.

Capital Leases

In May 2018, the Company entered into a non-cancelable capital lease agreement for office equipment with a five-year term. The underlying assets are included in furniture and equipment. Assets recorded as property and equipment under capital leases and the accumulated depreciation thereon as of June 30, 2018 were as follows:

June 30, 2018
Furniture and equipment	$28,932
Less: Accumulated depreciation	(482)
Net book value of property and equipment under capital lease	$28,450

As of June 30, 2018, future minimum lease payments under capital leases were as follows:

Amount
2018	$4,232
2019	7,255
2020	7,255
2021	7,255
2022	7,255
2023	3,022
Total minimum capital lease payments	36,274
Less amount representing interest	512
Less amount representing services	6,830
Present value of net minimum capital lease payments	$28,932

9.       Stockholders’ Equity

On September 15, 2017, in connection with its IPO, Celcuity LLC filed a certificate of conversion, whereby Celcuity LLC effected a corporate conversion from a Minnesota limited liability company to a Delaware corporation and changed its name to Celcuity Inc. Pursuant to the conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 40 units for one share of common stock. The Company had 257,604,208 member units issued and outstanding as of September 15, 2017. After giving effect to the corporate conversion, the number of common shares outstanding as of such date is 6,440,139. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. The corporate conversion was approved by members holding a majority of our outstanding units, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. All references in the unaudited financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the conversion.

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

On May 11, 2018, the Company filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to decrease the number of authorized shares of our common stock and preferred stock. Pursuant to the Company’s amended certificate of incorporation, the Company is authorized to issue up to 25,000,000 shares of common stock, $0.001 par value per share and 2,500,000 shares of preferred stock, $0.001 par value per share.

At June 30, 2018 and December 31, 2017, the Company had common stock shares outstanding of 10,119,312 and 10,087,516, respectively.

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

At June 30, 2018 and December 31, 2017, the Company had warrants to purchase 353,980 and 373,323 common shares outstanding, respectively, at a weighted average exercise price of $9.42. A total of 19,343 and 0 warrants were exercised in the six months ended June 30, 2018 and 2017, respectively, and 0 warrants were exercised in the three months ended June 30, 2018 and 2017.

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

2017 Stock Incentive Plan

The 2017 Stock Incentive Plan, or the 2017 Plan, was adopted by the Company’s board on September 6, 2017, became effective following the corporate conversion which took place on September 15, 2017, and was approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company reserved a maximum of 750,000 common shares available for issuance under the 2017 Plan. The number of shares reserved for issuance under the 2017 Plan will increase automatically on January 1, 2019 and each subsequent anniversary through January 1, 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The maximum permitted term of options granted under the 2017 Plan is ten years. The 2017 Plan provides for share options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses. The exercise price of each share option granted under the 2017 Plan is not less than one hundred percent (100%) of the fair market. The 2017 Plan will generally be administered by the compensation committee of the Company’s board of directors and has the authority to interpret the plan, grant awards and make all other determinations necessary for the administration of the plan.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the period ending June 30:

	2018	2017
Risk-free interest rate	2.52 - 2.97%	2.00
Expected volatility	76.0%	75.0%
Expected life (years)	6.25 to 10.00	6.25 to 10.00
Expected dividend yield	0%	0%

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

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees, except the expected life is equal to the contractual term. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested nonemployee options were marked-to-market as of April 1, 2018, the date that the Company adopted the newly issued Accounting Standard, (ASU) No. 2018-17.

The following table summarizes the activity for all stock options outstanding for the six months ended June 30 under the Plan:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	501,603	$7.58	302,088	$5.91
Granted	21,152	18.93	148,150	8.38
Forfeited	-	-	(7,553)	3.60
Balance at June 30	522,755	$8.04	442,685	$6.78

Options exercisable at June 30:	262,393	$6.72	166,119	$5.46

Weighted Average Grant Date Fair Value for Options Granted During the period:		$14.02		$5.29

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2018 under the Plan:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
522,755	8.14	$8.04	$8,771,626	262,393	$6.72	$4,748,003

The Company recognized stock-based compensation expense for stock options of $501,158 and $422,816 for the six months ended June 30, 2018 and 2017, respectively, and $235,060 and $326,548 for the three months ended June 30, 2018 and 2017, respectively.

A restricted stock award of 2,571 and 5,250 shares was granted to a member of the board of directors in 2018 and 2017, respectively. The Company has 2,571 and 0 restricted shares outstanding as of June 30, 2018 and 2017, respectively, and 5,250 and 0 shares vested as of June 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense for the restricted stock of $64,719 and $0 for the six months ended June 30, 2018 and 2017, respectively, and $22,431 and $0 for the three months ended June 30, 2018 and 2017, respectively.

The total remaining shares available for grant under the 2017 plan is 664,297.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2018	$394,516
2019	515,020
2020	336,530
2021	153,773
2022	10,905

Total estimated compensation cost to be recognized	$1,410,744

2017 Employee Stock Purchase Plan

The Company’s employee stock purchase plan, or ESPP, was adopted by the Company’s board on September 6, 2017, and approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company has reserved a total of 100,000 shares for issuance. The number of shares authorized and reserved for issuance under the ESPP will be automatically increased on the first day of each of the Company’s fiscal years beginning in 2019 by the number of shares equal to 0.5% of the total outstanding number of shares of common stock. However, the Company’s board may reduce the amount of the increase in any particular year. The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The plan is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The plan is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock-based compensation expense of $46,887 and $0 for the six months ended June 30, 2018 and 2017, respectively, and $18,793 and $0 for the three months ended June 30, 2018 and 2017, respectively.

The Company recognized total stock-based compensation, as follows for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation expense in operating expenses:
Research and development	$175,864	$197,921	$337,535	$294,189
General and administrative	100,420	128,627	275,229	128,627
Total	$276,284	$326,548	$612,764	$422,816

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

12.       Income Taxes

The Company has not recorded an income tax benefit for the six months and three months ended June 30, 2018 and 2017 due to net losses and recognition of a full valuation allowance.

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

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the six months ended June 30, 2018 and 2017, we reported a net loss of approximately $3.8 million and $2.8 million, respectively, and we reported a net loss of approximately $1.8 million for each of the three-month periods ended June 30, 2018 and 2017. As of June 30, 2018, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $5.8 million under Celcuity Inc. As of June 30, 2018, we had cash, cash equivalents, and investments of approximately $28.5 million.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
Statements of Operations Data:	(unaudited)			(unaudited)
Operating expenses:

Research and development	$1,546,537	$1,303,886	19%	$3,092,205	$2,212,629	40%
General and administrative	382,646	301,820	27	913,286	386,963	136
Total operating expenses	1,929,183	1,605,706	20	4,005,491	2,599,592	54
Loss from operations	(1,929,183)	(1,605,706)	20	(4,005,491)	(2,599,592)	54

Other income (expense)
Interest expense	-	(186,659)	n/a	-	(186,686)	n/a
Interest income	112,722	16,150	598	221,084	22,712	873
Other income (expense), net	112,722	(170,509)	(166)	221,084	(163,974)	(235)
Net loss before income taxes	(1,816,461)	(1,776,215)	2	(3,784,407)	(2,763,566)	37
Income tax benefits	-	-	-	-	-	-
Net loss	$(1,816,461)	$(1,776,215)	2%	$(3,784,407)	$(2,763,566)	37%

Research and Development

Our research and development expenses for the three months ended June 30, 2018 were approximately $1.5 million, representing an increase of approximately $0.2 million or 19%, compared to the same period in 2017. The increase primarily resulted from a $0.1 million increase in compensation related expenses to support development of our CELx platform. In addition, other research and development expenses increased $0.1 million due to clinical validation studies and laboratory supplies to support the CELx platform, and operational and business development activities.

Our research and development expenses for the six months ended June 30, 2018 were approximately $3.1 million, representing an increase of approximately $0.9 million or 40%, compared to the same period in 2017. The increase primarily resulted from a $0.4 million increase in compensation related expenses to support development of our CELx platform. In addition, other research and development expenses increased $0.5 million due to clinical validation studies and laboratory supplies to support the CELx platform, and operational and business development activities.

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

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2018 were approximately $0.4 million representing an increase of approximately $0.1 million, or 27%, compared to the same period in 2017. The increase primarily resulted from professional fees associated with being a public company and director and officer insurance.

Our general and administrative expenses for the six months ended June 30, 2018 were approximately $0.9 million representing an increase of approximately $0.5 million, or 136%, compared to the same period in 2017. The increase primarily resulted from a $0.2 million increase in compensation related expenses, including approximately $0.1 million of non-cash stock based compensation, professional fees associated with being a public company and director and officer insurance.

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

Interest Expense

We incurred no interest expense in 2018. Interest expense for the three and six months ended June 30, 2017 was approximately $0.2 million and primarily consisted of non-cash amortization of debt discount and debt financing costs and accrued interest related to the issuance of our unsecured convertible promissory notes.

Interest Income

Interest income for the three and six months ended June 30, 2018 was approximately $0.1 million and $0.2 million, respectively, representing increases of approximately $0.1 million and $0.2 million, respectively, compared to the same periods in 2017. The increase resulted from interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through June 30, 2018, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we also closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of June 30, 2018, our cash, cash equivalents, and investments were approximately $28.5 million and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and approximately $5.8 million under Celcuity Inc.

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

Cash Flows

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Net cash provided by (used in):
Operating activities	$(2,784,281)	$(2,209,733)
Investing activities	3,053,718	(165,851)
Financing activities	263,556	7,427,304
Net increase in cash, cash equivalents and restricted cash	$532,993	$5,051,720

Operating Activities

Net cash used in operating activities was approximately $2.8 million for the six months ended June 30, 2018 and consisted primarily of a net loss of approximately $3.8 million, adjusted for working capital changes of approximately $0.3 million and for non-cash items of approximately $0.7 million. The approximately $0.3 million of working capital was primarily due to accrued expenses. Non-cash expense items of approximately $0.7 million consisted of depreciation of approximately $0.1 million and stock-based compensation expense of approximately $0.6 million. The net cash used in operating activities was approximately $2.2 million for the six months ended June 30, 2017 and consisted primarily of a net loss of approximately $2.8 million and working capital changes of approximately $0.1 million, adjusted for approximately $0.7 million of non-cash items, including depreciation of approximately $0.1 million, stock-based compensation expense of approximately $0.4 million and interest expense of approximately $0.2 million.

Investing Activities

Net cash provided in investing activities for the six months ended June 30, 2018 was approximately $3.1 million and consisted of approximately $3.5 million of net proceeds from sale and purchase of investments, adjusted for approximately $0.4 million in purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2017 was approximately $0.2 million and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $0.3 million and reflects the proceeds from the exercise of common stock warrants and employee stock purchases. The net cash provided by financing activities for the six months ended June 30, 2017 was approximately $7.4 million and reflects the proceeds from the sale of unsecured convertible promissory notes.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations regarding the development and launch of our CELx test; (iii) our beliefs related to the perceived advantages of our CELx tests compared to traditional molecular or other diagnostic tests; (iv) our expectations regarding the timeline of results from our clinical trials; (v) our expectations regarding partnering with pharmaceutical partners; (vi) our expectations regarding revenue from sales of CELx tests and revenue from milestone or other payment sources; (vii) our plans with respect to research and development and related expenses for the foreseeable future; (viii) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies; (ix) our expectations with respect to costs and timelines to develop and validate CELx tests; (x) our expectations with respect to creating the CELx Multi-Pathway (MP) Test and the analytical capabilities of such test; (xi) our plans to transition into our newly leased space and expand operations; and (xii) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as for the increased costs associated with being a public company.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2018. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the Securities and Exchange Commission on September 20, 2017. From the Effective Date through June 30, 2018, we did not use any material portion of the offering proceeds.

Unregistered Sales of Equity Securities

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The Exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Incorporation filed September 15, 2017, as amended by the Certificate of Amendment of Certificate of Incorporation, filed May 11, 2018.
3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017
4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017
10.1+	Amendment No. 1 to Celcuity Inc. 2017 Employee Stock Purchase Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2018
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2018		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

