Form 10-Q
period 2018-09-30
Celcuity Inc.
filed 2018-11-13
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☒

On November 5, 2018, there were 10,159,004 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,808,774	$2,639,789
Investments	18,949,924	21,556,857
Restricted cash	-	50,000
Deposits	22,009	27,726
Deferred transaction costs	27,379	-
Prepaid assets	352,321	209,708
Total current assets	23,160,407	24,484,080
Property and equipment, net	814,051	280,056
Long term investments	3,920,000	7,205,374
Total Assets	$27,894,458	$31,969,510
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$177,686	$71,913
Capital lease obligations	5,720	-
Accrued expenses	777,199	506,140
Total current liabilities	960,605	578,053
Capital lease obligations	21,315	-
Total Liabilities	981,920	578,053
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 and 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value: 25,000,000 and 45,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 10,151,334 and 10,087,516 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	10,151	10,087
Additional paid-in capital	34,565,128	33,388,597
Accumulated deficit	(7,662,741)	(2,007,227)
Total Stockholders' Equity	26,912,538	31,391,457
Total Liabilities and Stockholders' Equity	$27,894,458	$31,969,510

See accompanying notes to the condensed financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating expenses:

Research and development	$1,599,045	$1,364,728	$4,691,250	$3,577,357
General and administrative	376,796	164,665	1,290,082	551,555
Total operating expenses	1,975,841	1,529,393	5,981,332	4,128,912
Loss from operations	(1,975,841)	(1,529,393)	(5,981,332)	(4,128,912)

Other income (expense)
Interest expense	(65)	(264,905)	(65)	(451,664)
Interest income	104,799	30,322	325,883	53,034
Other income (expense), net	104,734	(234,583)	325,818	(398,630)
Net loss before income taxes	(1,871,107)	(1,763,976)	(5,655,514)	(4,527,542)
Income tax benefits	-	-	-	-
Net loss	$(1,871,107)	$(1,763,976)	$(5,655,514)	$(4,527,542)

Net loss per share, basic and diluted	$(0.18)	$(0.26)	$(0.56)	$(0.69)

Weighted average common shares outstanding, basic and diluted	10,128,606	6,846,827	10,111,843	6,577,191

See accompanying notes to the condensed financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,655,514)	$(4,527,542)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	152,514	76,163
Stock-based compensation	913,040	561,097
Non-cash interest expense	-	451,664
Non-cash interest income adjustment	(17,693)	-
Changes in operating assets and liabilities:
Prepaid assets and deposits	(136,896)	(269,438)
Accounts payable	(8,561)	(300,792)
Accrued expenses	196,059	170,828
Net cash used for operating activities	(4,557,051)	(3,838,020)

Cash flows from investing activities:
Purchases of investments	(3,235,000)	(245,000)
Proceeds from sale of investments	9,145,000	-
Purchases of property and equipment	(482,426)	(203,496)
Proceeds from sale of property and equipment	1,000	-
Net cash provided by (used for) investing activities	5,428,574	(448,496)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	183,759	-
Proceeds from employee stock purchases	79,797	-
Proceeds from sale of convertible promissory notes	-	7,493,330
Proceeds from initial public offering of common stock	-	24,109,650
Payments for registration statement costs	(14,197)	-
Payments for capital leases	(1,897)	-
Payments for debt issuance costs	-	(40,961)
Payments for initial public offering costs	-	(827,706)
Net cash provided by financing activities	247,462	30,734,313
Net change in cash, cash equivalents, and restricted cash	1,118,985	26,447,797

Cash, cash equivalents, and restricted cash:
Beginning of period	2,689,789	5,906,348
End of period	$3,808,774	$32,354,145

The following table shows the composition of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the same such amounts in the statements of cash flows as of September 30:

	2018	2017
Cash and cash equivalents	$3,808,774	$32,304,145
Restricted cash	-	50,000
Total	$3,808,774	$32,354,145

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$101,152	$-
Property and equipment funded by capital lease	28,932	-
Leasehold improvements funded by landlord and related deferred rent included in accrued expenses	75,000	-
Registration statement costs included in accounts payable	13,182	-
Debt issuance costs netted against proceeds from sale of convertible promissory notes	-	844,170
Debt discount related to investor and agent warrants (Note 11)	-	1,063,715
Initial public offering costs included in accounts payable and accrued expenses	-	21,053
Underwriter's reimbursable offering costs netted against initial public offering proceeds	-	275,000

See accompanying notes to the condensed financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Nine Months Ended September 30, 2018 and 2017)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The Balance Sheet at December 31, 2017 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Cash, Cash Equivalents, and Restricted Cash

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At September 30, 2018 and December 31, 2017, the Company had $3,740,232 and $2,612,104, respectively, in money market funds and U.S. Treasury Bills that are considered cash equivalents. In connection with the corporate lease, the Company was previously required to maintain $50,000 of cash in a separate savings account. The standby letter of credit expired in July 2018 and the cash was transferred to the Company’s operating account. This balance at December 31, 2017 is presented as restricted cash on the balance sheet.

Investments

The Company maintains its investments in certificates of deposit, U.S. governmental agency securities and U.S. treasury notes and has classified them as held-to-maturity at the time of purchase. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. At September 30, 2018 and December 31, 2017, the Company had $22,869,924 and $28,762,231, respectively, of investments.

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

Deferred Transaction Costs

Deferred transaction costs primarily consist of legal fees, SEC filing fees and other fees relating to the Company’s Form S-3 registration statement that was filed on September 21, 2018. The deferred transaction costs were capitalized as incurred and will be offset against any financing raised from future securities offered by the Company for a period up to three years. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering will occur, any deferred transaction costs will be expensed. Total costs incurred were $27,379 for the three and nine months ending September 30, 2018.

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

The carrying values of cash equivalents, restricted cash, accounts payable, accrued expenses and other financial working capital items approximate fair value at September 30, 2018 and December 31, 2017 due to the short maturity nature of these items.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $4,691,250 and $3,577,357 for the nine months ended September 30, 2018 and 2017, respectively, and $1,599,045 and $1,364,728 for the three months ended September 30, 2018 and 2017, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. It is to be adopted using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard as of January 1, 2018 and applied it retrospectively.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50. The new guidance will be substantially the same as current guidance for employee awards. The Company adopted this standard as of April 1, 2018 and applied it using the modified retrospective approach. The remeasurement of open awards to nonemployees was based on the fair value of such awards as of the date of adoption and resulted in no material change to accumulated deficit or additional paid-in capital.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

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

For the three and nine months ended September 30, 2018 and 2017, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 493,324 and 478,453 shares of common stock, respectively, warrants to purchase 353,980 and 373,539 shares of common stock, respectively, and 2,571 and 0 shares of restricted common stock, respectively.

4.	Investments

The following tables summarizes the Company’s held-to-maturity investment securities at amortized cost as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$9,902,512	$-	$5,483	$9,897,029
Governmental Agency Securities	7,551,052	-	37,815	7,513,237
U.S. Treasury Notes	1,496,360	1,237	-	1,497,597
Total	$18,949,924	$1,237	$43,298	$18,907,863

	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Long-term investments:
Certificates of Deposit	$3,920,000	$-	$36,722	$3,883,278
Total	$3,920,000	$-	$36,722	$3,883,278

	December 31, 2017
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$14,001,237	$-	$20,146	$13,981,091
Governmental Agency Securities	5,945,314	-	18,101	5,927,213
U.S. Treasury Notes	1,610,306	-	633	1,609,673
Total	$21,556,857	$-	$38,880	$21,517,977

	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Long-term investments:
Certificates of Deposit	$4,165,000	$-	$21,481	$4,143,519
Governmental Agency Securities	3,040,374	-	14,907	3,025,467
Total	$7,205,374	$-	$36,388	$7,168,986

The Company’s held-to-maturity investments of $18,949,924 and $3,920,000 will mature in 2018 and 2019, respectively. The total held-to-maturity investments of $22,869,924 will have maturities of approximately $14,100,000 in 2018 and approximately $8,770,000 in 2019.

5.	Prepaid Assets

Prepaid assets consisted of the following:

	September 30,	December 31,
	2018	2017
Current:
Directors & officers insurance	$285,250	$162,914
Prepaid rent	21,490	21,673
Other	45,581	25,121
Total	$352,321	$209,708

6.	Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Leasehold improvements	$277,836	$22,307
Furniture and equipment	946,590	517,868
	1,224,425	540,175
Less: Accumulated depreciation	(410,374)	(260,119)
Total	$814,051	$280,056

Depreciation expense was $152,514 and $76,163 for the nine months ended September 30, 2018 and 2017, respectively, and $62,810 and $30,714 for the three months ended September 30, 2018 and 2017, respectively.

7.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017
Accrued bonuses	$583,263	$389,802
Deferred rent	69,264	-
Employee Stock Purchase Plan	57,202	32,533
Accrued payroll	4,603	61,829
Other	62,867	21,976
Total	$777,199	$506,140

8.	Commitments

Operating Leases

The Company leases its corporate space in Minneapolis, Minnesota. At September 30, 2018, the Company had the following minimum commitments for payment of rentals which at inception had a non-cancellable term of more than one year:

Amount
2018	$30,968
2019	188,850
2020	193,338
2021	64,940
Total	$478,096

Rent expense for operating leases was $84,261 and $38,266 for the nine months ended September 30, 2018 and 2017, respectively, and $41,063 and $13,189 for the three months ended September 30, 2018 and 2017, respectively. In connection with the corporate lease, the Company is no longer required to maintain a $50,000 standby letter of credit, which expired on July 31, 2018.

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

Clinical Research Study

In May 2017, the Company entered into an agreement with a clinical research organization to conduct a clinical research study. The Company made payments of $300,000 in June 2017 and $50,000 in November 2017, January 2018, April 2018 and July 2018 and is obligated to make future payments of $50,000 and $50,000 in 2018 and 2019, respectively. Additional payments will be due as certain milestones are met. The maximum amount of these additional payments is estimated to be approximately $2,040,000 over the course of the agreement.

Capital Leases

In May 2018, the Company entered into a non-cancelable capital lease agreement for office equipment with a five-year term. The underlying assets are included in furniture and equipment. Assets recorded as property and equipment under capital leases and the accumulated depreciation thereon as of September 30, 2018 were as follows:

September 30, 2018
Furniture and equipment	$28,932
Less: Accumulated depreciation	(1,929)
Net book value of property and equipment under capital lease	$27,003

As of September 30, 2018, future minimum lease payments under capital leases were as follows:

Amount
2018	$1,813
2019	7,255
2020	7,255
2021	7,255
2022	7,255
2023	3,023
Total minimum capital lease payments	33,856
Less amount representing interest	447
Less amount representing services	6,374
Present value of net minimum capital lease payments	$27,035

9.	Stockholders’ Equity

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

At September 30, 2018 and December 31, 2017, the Company had common stock shares outstanding of 10,151,334 and 10,087,516, respectively.

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

At September 30, 2018 and December 31, 2017, the Company had warrants to purchase 353,980 and 373,323 common shares outstanding, respectively, at a weighted average exercise price of $9.42. A total of 19,343 and 0 warrants were exercised in the nine months ended September 30, 2018 and 2017, respectively, and 0 warrants were exercised in the three months ended September 30, 2018 and 2017.

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

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the period ending September 30:

	2018	2017
Risk-free interest rate	2.52 - 2.97%	2.00%
Expected volatility	72.0% - 76.0%	75.0%
Expected life (years)	6.25 to 10.00	6.25 to 10.00
Expected dividend yield	0%	0%

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

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees, except the expected life is equal to the contractual term. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested nonemployee options were marked-to-market as of April 1, 2018, the date that the Company adopted the newly issued ASU No. 2018-07.

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30 under the Plan:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	501,603	$7.58	302,088	$5.91
Granted	41,421	21.85	191,730	8.56
Exercised	(49,700)	7.60	-	-
Forfeited	-	-	(15,365)	3.60
Balance at September 30	493,324	$8.75	478,453	$7.05

Options exercisable at September 30:	265,531	$6.83	178,275	$5.65

Weighted Average Grant Date Fair Value for Options Granted During the period:		$15.25		$5.42

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2018 under the Plan:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
493,324	7.99	$8.75	$9,873,199	265,531	$6.83	$5,823,852

The Company recognized stock-based compensation expense for stock options of $777,849 and $561,097 for the nine months ended September 30, 2018 and 2017, respectively, and $273,066 and $138,282 for the three months ended September 30, 2018 and 2017, respectively.

A restricted stock award of 2,571 and 5,250 shares was granted to a member of the board of directors in 2018 and 2017, respectively. The Company has 2,571 and 0 restricted shares outstanding as of September 30, 2018 and 2017, respectively, and 5,250 and 0 shares vested as of September 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense for the restricted stock of $74,161 and $0 for the nine months ended September 30, 2018 and 2017, respectively, and $13,067 and $0 for the three months ended September 30, 2018 and 2017, respectively.

The total remaining shares available for grant under the 2017 plan is 644,028.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2018	$226,782
2019	627,387
2020	385,282
2021	209,986
2022	46,776

Total estimated compensation cost to be recognized	$1,496,213

2017 Employee Stock Purchase Plan

The Company’s employee stock purchase plan, or ESPP, was adopted by the Company’s board on September 6, 2017, and approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company has reserved a total of 100,000 shares for issuance. The number of shares authorized and reserved for issuance under the ESPP will be automatically increased on the first day of each of the Company’s fiscal years beginning in 2019 by the number of shares equal to 0.5% of the total outstanding number of shares of common stock. However, the Company’s board may reduce the amount of the increase in any particular year. The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The plan is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The plan is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock-based compensation expense of $61,030 and $0 for the nine months ended September 30, 2018 and 2017, respectively, and $14,143 and $0 for the three months ended September 30, 2018 and 2017, respectively.

The Company recognized total stock-based compensation, as follows for the three months and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock-based compensation expense in operating expenses:
Research and development	$217,499	$126,600	$555,034	$420,789
General and administrative	82,777	11,682	358,006	140,308
Total	$300,276	$138,282	$913,040	$561,097

11.	Unsecured Convertible Promissory Notes

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

The Company has not recorded an income tax benefit for the nine months and three months ended September 30, 2018 and 2017 due to net losses and recognition of a full valuation allowance.

13.	Subsequent Event

In October 2018, the Company entered into an agreement with a biopharmaceutical company and a cancer research center to conduct a clinical research study. The Company is obligated to make a payment upon execution of the agreement for approximately $32,000 and future obligations of approximately $150,000 upon certain milestones being met.

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

Our internal studies show that approximately 15%-20% of HER2-negative breast cancer patients have abnormal c-Met signaling activity that is co-activated with abnormal HER family signaling. These studies suggest that this sub-group of HER2-negative breast cancer patients may best respond to treatment with a combination of HER family and c-Met inhibitors.

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

Our overall strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. For our first collaboration, we are fielding a prospective clinical trial with Genentech and the NSABP to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with these newly identified cancer sub-types. We expect interim results from this trial in mid-2019 and final results six to nine months later. For our second collaboration, Celcuity was selected by NSABP and Puma Biotechnology, Inc. to evaluate tissue samples from a Phase II study evaluating Puma Biotechnology’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients. This 35-patient study is expected to be completed in late 2020. Unlike the trial with NSABP and Genentech, Celcuity’s test will be used solely to evaluate tissue samples after they have been enrolled in this trial. Celcuity will not receive payment for the testing it performs. We expect our CELx test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

In October 2018, we announced our third collaboration, a clinical trial agreement with Puma Biotechnology, Inc. and West Cancer Center, to conduct a Phase II clinical trial to evaluate the efficacy and safety of Puma’s drug, NERLYNX ® (neratinib), and chemotherapy, in breast cancer patients selected with Celcuity’s CELx HSF Test. We expect enrollment to begin in early 2019 and to obtain interim results in 10 to 12 months after the first patient is enrolled and final results within 18 to 24 months.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the nine months ended September 30, 2018 and 2017, we reported a net loss of approximately $5.7 million and $4.5 million, respectively, and for the three months ended September 30, 2018 and 2017, we reported a net loss of approximately $1.9 million and $1.8 million, respectively. As of September 30, 2018, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $7.7 million under Celcuity Inc. As of September 30, 2018, we had cash, cash equivalents, and investments of approximately $26.7 million.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation related to our executive, finance and support functions. Other general and administrative expenses include travel expenses for our general and administrative personnel, professional fees for auditing, tax, and legal services associated with being a public company and director and officer insurance.

Sales and Marketing

Selling and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our CELx platform and corresponding CELx tests. We expect to begin to incur increased selling and marketing expenses in anticipation of the commercialization of our CELx tests. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

Interest expense primarily consists of the amortization of debt discount and debt financing costs related to the issuance of our unsecured convertible promissory notes that were converted to common stock upon our IPO.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended
	September 30,
			Change
	2018	2017	$	%
	(unaudited)
Statements of Operations Data:
Operating expenses:

Research and development	$1,599,045	$1,364,728	$234,317	17%
General and administrative	376,796	164,665	212,131	129
Total operating expenses	1,975,841	1,529,393	446,448	29
Loss from operations	(1,975,841)	(1,529,393)	(446,448)	29

Other income (expense)
Interest expense	(65)	(264,905)	264,840	n/a
Interest income	104,799	30,322	74,477	246
Other income (expense), net	104,734	(234,583)	339,317	(145)
Net loss before income taxes	(1,871,107)	(1,763,976)	(107,131)	6
Income tax benefits	-	-	-	-
Net loss	$(1,871,107)	$(1,763,976)	$(107,131)	6%

	Nine Months Ended
	September 30,
			Change
	2018	2017	$	%
	(unaudited)
Statements of Operations Data:
Operating expenses:

Research and development	$4,691,250	$3,577,357	$1,113,893	31%
General and administrative	1,290,082	551,555	738,527	134
Total operating expenses	5,981,332	4,128,912	1,852,420	45
Loss from operations	(5,981,332)	(4,128,912)	(1,852,420)	45

Other income (expense)
Interest expense	(65)	(451,664)	451,599	n/a
Interest income	325,883	53,034	272,849	514
Other income (expense), net	325,818	(398,630)	724,448	(182)
Net loss before income taxes	(5,655,514)	(4,527,542)	(1,127,972)	25
Income tax benefits	-	-	-	-
Net loss	$(5,655,514)	$(4,527,542)	$(1,127,972)	25%

Research and Development

Our research and development expenses for the three months ended September 30, 2018 were approximately $1.6 million, representing an increase of approximately $0.2 million, or 17%, compared to the same period in 2017. The increase primarily resulted from a $0.2 million increase in compensation related expenses to support development of our CELx platform.

Our research and development expenses for the nine months ended September 30, 2018 were approximately $4.7 million, representing an increase of approximately $1.1 million, or 31%, compared to the same period in 2017. The increase primarily resulted from a $0.6 million increase in compensation related expenses to support development of our CELx platform. In addition, other research and development expenses increased approximately $0.5 million due to clinical validation studies and laboratory supplies to support the CELx platform, and operational and business development activities.

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

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2018 were approximately $0.4 million representing an increase of approximately $0.2 million, or 129%, compared to the same period in 2017. The increase primarily resulted from professional fees associated with being a public company and director and officer insurance.

Our general and administrative expenses for the nine months ended September 30, 2018 were approximately $1.3 million representing an increase of approximately $0.7 million, or 134%, compared to the same period in 2017. The increase primarily resulted from a $0.3 million increase in compensation related expenses, including approximately $0.2 million of non-cash stock-based compensation, professional fees associated with being a public company and director and officer insurance.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELx tests, an expanding infrastructure, and increased professional fees associated with being a public reporting company.

To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our CELx platform and corresponding CELx tests. We expect to begin to incur increased selling and marketing expenses in anticipation of the commercialization of our CELx tests. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

We incurred interest expense in 2018 related to capital lease obligations. Interest expense for the three and nine months ended September 30, 2017 was approximately $0.3 million and $0.5 million, respectively. The interest expense primarily consisted of non-cash amortization of debt discount and debt financing costs and accrued interest related to the issuance of our unsecured convertible promissory notes.

Interest Income

Interest income for the three and nine months ended September 30, 2018 was approximately $0.1 million and $0.3 million, respectively, representing increases of approximately $0.1 million and $0.3 million, respectively, compared to the same periods in 2017. The increase resulted from interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through September 30, 2018, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we also closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of September 30, 2018, our cash, cash equivalents, and investments were approximately $26.7 million, and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and approximately $7.7 million under Celcuity Inc.

We expect that our research and development and general and administrative expenses will increase as we continue to develop our CELx platform and additional CELx tests, conduct research related to the discovery of new cancer sub-types, conduct clinical trials, and pursue other business development activities. We will also start to incur sales and marketing expenses as we commercialize our CELx tests. We expect to use cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as for the increased costs associated with being a public company.

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

Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Net cash provided by (used in):
Operating activities	$(4,557,051)	$(3,838,020)
Investing activities	5,428,574	(448,496)
Financing activities	247,462	30,734,313
Net increase in cash, cash equivalents and restricted cash	$1,118,985	$26,447,797

Operating Activities

Net cash used in operating activities was approximately $4.6 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of approximately $5.7 million, adjusted for non-cash items of approximately $1.1 million. Non-cash expense items of approximately $1.1 million consisted of depreciation of approximately $0.2 million and stock-based compensation expense of approximately $0.9 million. The net cash used in operating activities was approximately $3.8 million for the nine months ended September 30, 2017 and consisted primarily of a net loss of approximately $4.5 million and working capital changes of approximately $0.4 million, adjusted for approximately $1.1 million of non-cash items, including depreciation of approximately $0.1 million, stock-based compensation expense of approximately $0.6 million and interest expense of approximately $0.4 million. The approximately $0.4 million of working capital was primarily due to approximately $0.3 million in prepaid insurance and deposits and approximately $0.1 million in accounts payable and accrued expenses.

Investing Activities

Net cash provided in investing activities for the nine months ended September 30, 2018 was approximately $5.4 million and consisted of approximately $5.9 million of net proceeds from sale and purchase of investments, adjusted for approximately $0.5 million in purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2017 was approximately $0.4 million and consisted of approximately $0.2 million of investments in certificates of deposit and approximately $0.2 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was approximately $0.2 million and primarily reflects the proceeds from the exercise of common stock warrants and employee stock purchases. The net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $30.7 million and reflects the proceeds of approximately $7.5 million from the sale of unsecured convertible promissory notes through a private placement, as well as the net proceeds of approximately $23.3 million from the sale of common stock in our initial public offering.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELx tests; (iii) our beliefs related to the perceived advantages of our CELx tests compared to traditional molecular or other diagnostic tests; (iv) our expectations regarding the timeline of patient enrollment and results from clinical trials; (v) our expectations regarding partnering with pharmaceutical companies and other third parties; (vi) our expectations regarding revenue from sales of CELx tests and revenue from milestone or other payment sources; (vii) our plans with respect to research and development and related expenses for the foreseeable future; (viii) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (ix) our expectations with respect to the CELx tests and the analytical capabilities of such test; and (x) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as for the increased costs associated with being a public company.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2018. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the Securities and Exchange Commission on September 20, 2017. From the Effective Date through September 30, 2018, we did not use any material portion of the offering proceeds.

Recent Unregistered Sales of Equity Securities

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The Exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation filed September 15, 2017, as amended by the Certificate of Amendment of Certificate of Incorporation, filed May 11, 2018, incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018.

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, and (iv) the Notes to Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2018		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)