Form 10-K
period 2018-12-31
Celcuity Inc.
filed 2019-03-01
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number: 001-38207

Celcuity Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2863566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16305 36th Avenue North, Suite 100 Minneapolis, MN	55446
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 392-0767

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.001 par value per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on $24.82, the closing price of the shares of common stock on June 29, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Capital Market on such date, was approximately $142,809,688.

As of February 21, 2019, there were 10,209,115 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K.

2018 Annual Report on Form 10-K

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

All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. Forward-looking statements may include, among other things, statements relating to:

•	our plans to develop and commercialize our CELx platform and CELx tests for patients with cancer and our expectations regarding the various cancer sub-types our CELx tests will identify;
•	any perceived advantage of our CELx platform and CELx tests as compared to traditional molecular or other diagnostic tests, including without limitation, the ability of our platform and tests to help physicians treat their patients’ cancers or to identify new patient populations not diagnosable with currently available diagnostic tests;
•	our expected first-mover advantage in providing products to culture living tumor cells on a commercial scale, or the sustainability of our competitive advantages;
•	the size and growth potential of the markets for our CELx platform, and our ability to serve those markets;
•	the rate and degree of market acceptance, both in the United States and internationally, and clinical utility of our diagnostic platform and tests;
•	our ability to partner with and generate revenue from pharmaceutical partners and physicians, and the market opportunity for HER2 and c-Met therapies and other CELx programs for our pharmaceutical partners as a result of our CELx platform;
•	the success of competing tests that are or may become available;
•	expectations with respect to our CELx Multi-Pathway Test, which combines our CELx HER2 Signaling Function Test with an additional test to analyze c-Met signaling function and the expected capabilities of such test;
•	the ability of our CELx platform and tests to impact clinical trials by our pharmaceutical partners, such as streamlining approval from the U.S. Food and Drug Administration, or FDA, of targeted therapeutics;
•	the success, cost and timing of our CELx platform development activities and planned clinical trials, as well as our reliance on collaboration with third parties to conduct our clinical trials;
•	expectations with respect to clinical trials and collaborations with third parties, including anticipated outcomes and timing of interim and final results;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	expectations regarding federal, state, and foreign regulatory requirements and developments, such as potential FDA regulation of our CELx platform and CELx tests, our operations, as well as our laboratory;
•	our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for CELx tests, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our CELx platform and CELx tests;
•	our expectations with respect to our facility needs;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	future agreements with third parties about the commercialization of our CELx diagnostic platform and tests;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for CELx platform and approach;

•	our ability to attract and retain key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;
•	the requirements of being a public company; and
•	our anticipated use of the net proceeds from our initial public offering.

You should read the matters described in Part I, Item 1A. "Risk Factors" and the other cautionary statements made in this Annual Report on Form 10-K. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this report and in other filings with the SEC that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I

ITEM 1. Business

Overview

Unless otherwise provided in this Annual Report on Form 10-K, references to the “Company,” “we,” “us,” and “our” and similar references refer to Celcuity Inc., a Delaware corporation. We own various unregistered trademarks and service marks, including our corporate logo. Solely for convenience, the trademarks, trade names and service marks in this Annual Report, including those owned by third parties, may be referred to without the ®,TM or SM symbols, but such references should not be construed as any indicator that the owner of such trademarks, trade names and service marks will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks, trade names and service marks to imply an endorsement or sponsorship of us by any other companies.

We are a cellular analysis company that is discovering new cancer sub-types and commercializing diagnostic tests designed to significantly improve the clinical outcomes of cancer patients treated with targeted therapies. Our proprietary CELx diagnostic platform is the only commercially ready technology we are aware of that uses a patient’s living tumor cells to identify the specific abnormal cellular process driving a patient’s cancer and the targeted therapy that best treats it. We believe our CELx platform provides two important improvements over traditional molecular diagnostics. First, molecular diagnostics can only provide a snapshot of the genetic mutations present in a patient’s tumor because they analyze dead cells. Using dead cells prevents molecular diagnostics from analyzing in real-time the dynamic cellular activities, known as cell signaling, that regulate cell proliferation or survival. Cancer can develop when certain cell signaling activity becomes abnormal. Since genetic mutations are often only weakly correlated to the cell signaling activity driving a patient’s cancer, a molecular diagnostic is prone to providing an incomplete diagnosis. CELx tests overcome this limitation by measuring real-time cell signaling activity in a patient’s living tumor cells. When a CELx test detects abnormal signaling activity, a more accurate diagnosis of the patient’s cancer driver is obtained. Second, molecular diagnostics can only estimate the probability of a patient’s potential drug response based on a statistical analysis of the drug’s clinical trial results. Instead of this indirect estimate of drug response, CELx tests confirm that a targeted therapeutic matches the patient’s cancer driver, which significantly increases the likelihood of a positive clinical outcome.

Our first analytically validated and commercially ready test using our CELx platform is our CELx HER2 Signaling Function Test, or CELx HSF Test. Our CELx HSF Test diagnoses two new sub-types of HER2-negative breast cancer that traditional molecular diagnostics cannot detect. Our internal studies show that approximately 15%-20% of HER2-negative breast cancer patients have abnormal HER2 signaling activity similar to levels found in HER2+ breast cancer cells. As a result, these HER2-negative patients have undiagnosed HER2-driven breast cancer and would be likely to respond to the same anti-HER2 targeted therapies only HER2+ patients receive today. Our CELx HSF Test is targeting HER2-negative breast cancer patients receiving drug treatment.

We completed development of our second CELx test for breast cancer during the first quarter of 2018. This new test evaluates independent c-Met signaling activity and its involvement with HER family signaling in HER2-negative breast cancer tumor cells. Our internal studies have found that approximately 20%-25% of HER2-negative breast cancer patients have abnormal c-Met signaling activity that is co-activated with abnormal HER family signaling. These studies suggest that this sub-group of HER2-negative breast cancer patients may best respond to treatment with a combination of HER family and c-Met inhibitors. We intend to combine this c-Met signaling function test with our current HER2 signaling function test to create the CELx Multi-Pathway Signaling Function (MP) Test, or CELx MP Test. With this next generation CELx test, we plan to provide an analysis of HER1, HER2, HER3, and c-MET signaling activity with a single patient tumor specimen.

In addition to the two new breast cancer sub-types our CELx MP Test diagnoses, we discovered 12 new potential cancer sub-types in breast, lung, colon, ovarian, kidney, and bladder cancers. Approved or investigational drugs are currently available to treat each of these new potential cancer sub-types. CELx tests for these additional cancer sub-types are in various stages of development, and we expect them to become commercially ready on a staggered basis over the next few years. The development process for these additional CELx tests includes completion of internal animal, verification, training set, and validation studies. As new CELx tests become commercially ready, we expect to initiate collaborations with pharmaceutical companies to help them obtain new drug indications for the new cancer sub-types our tests identify. In addition, we will continue our research to identify additional new cancer sub-types and to develop the corresponding CELx tests to diagnose them.

Our overall commercialization strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. We have two collaborations underway that rely on the CELx HSF Test to select breast cancer patients for treatment with HER2 targeted therapies. For the first one of these collaborations, we are fielding a prospective clinical trial with Genentech and the NSABP to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with these newly identified cancer sub-types. We expect interim results from this trial in late 2019 and final results approximately nine months later. For the second of these collaborations, we are fielding a prospective clinical trial with Puma Biotechnology, Inc. and West Cancer Center to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy, in breast cancer patients selected with Celcuity’s CELx HSF Test. We expect the trial to be activated in early 2019 and to obtain interim results in late 2019 or early 2020 and final results approximately 12 months later.

For a third collaboration, Celcuity was selected by NSABP and Puma Biotechnology, Inc. to evaluate tissue samples from a Phase II study evaluating Puma Biotechnology’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients. This 35-patient study is expected to be completed in late 2020. Unlike the trial with NSABP and Genentech, Celcuity’s test will be used solely to evaluate tissue samples after they have been enrolled in this trial. Celcuity will not receive payment for the testing it performs. We expect our CELx test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

In conjunction with the development of the CELx MP Test, Celcuity will seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of combining HER family inhibitors and c-Met inhibitors in breast cancer patients who have abnormal c-Met and abnormal HER1 pathway activity. The FDA has approved two c-Met inhibitors and six HER-family inhibitors for cancer treatment. Additional c-Met and HER-family inhibitors are being evaluated in on-going clinical trials. Several pharmaceutical companies possess both a c-Met and a HER family inhibitor.

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

Our CELx platform addresses the need for better cancer diagnostic tests using two complementary technologies that represent a significant departure from molecular-based analyses. Unlike molecular tests that use fixed or lysed (dead) cells and can only measure the static composition of a cell, our CELx platform measures real-time signaling activity in a patient’s live tumor cells. This enables us to: (1) identify the cellular signaling dysfunction driving a patient’s cancer; and (2) identify the targeted therapy that matches the dysfunction in the patient’s cells. Our CELx tests are performed in our laboratory in Minneapolis, Minnesota that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologies, or CAP.

Our platform, comprised of our internally developed cell microenvironment and cell signaling quantification technologies, allows for more accurate diagnoses and the discovery of new cancer sub-types. We believe our CELx platform will fundamentally change the standard-of-care many cancer patients receive. Patients with the newly identified cancer sub-types we have discovered have oncogenic pathways that are signaling abnormally, and, we believe, may respond positively to a matching targeted therapy. By identifying patients with a new cancer sub-type, each CELx test will create, in effect, a proprietary patient population that molecular diagnostics cannot identify.

Our initial commercial strategy is to partner with pharmaceutical companies to provide companion diagnostics for the pharmaceutical partners’ existing or investigational targeted therapies. We expect such partnerships to involve collaboration on clinical trials, regulatory submissions, and commercialization activities. We will initiate activities to pursue partnerships as our CELx tests become commercially ready and can be matched with a potential partner’s targeted therapies. Our commercial-related efforts to date have focused on seeking partnerships for our CELx HSF and CELx MP tests, which became commercially ready as a laboratory developed test in 2016 and 2018, respectively. We expect to seek pharmaceutical partnerships for a variety of different targeted therapies in other solid tumor types as we are conducting our initial clinical trials with Genentech’s and Puma’s targeted therapies.

We believe our CELx tests will expand the matching drug’s market size because they can facilitate approval of new drug indications that a pharmaceutical company would not otherwise be able to obtain.

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

Our Value Proposition

We believe we offer a clear and compelling value proposition to the key healthcare stakeholders:

•	Patients & Providers—Improved patient outcomes. Our CELx tests provide a more accurate diagnosis of a patient’s cancer driver. This will enable physicians to match more precisely the targeted therapy they use to treat their patients. We believe this will increase the percentage of patients responding to the drug, improving overall patient outcomes significantly.

•	Pharma—Increased revenue & optimized clinical trials. CELx tests can significantly increase the revenue potential for many existing targeted therapies by identifying entirely new pools of patients potentially responsive to their therapy. For some targeted therapies, we estimate a CELx test could double the number of patients approved to receive treatment, thus driving billions of dollars in incremental sales. Also, by providing more precise selection of patients, our CELx tests can increase the odds a clinical trial meets its trial endpoint, greatly enhancing the likelihood the drug will obtain FDA approval for a new indication. In addition, according to an ARK Invest publication dated August 2016, companion diagnostics that increase the response rates of a drug can reduce Phase 3 clinical trial size as much as ten-fold and costs as much as 60%.

•	Payors—Lower costs per responsive patient. By providing more precise cancer diagnoses and driving higher drug response rates, we will significantly reduce the money spent on drugs that do not benefit patients. Many targeted therapies cost more than $50,000 per treatment and only benefit a small fraction of patients receiving them. Calculating drug costs on a cost-per-responsive patient, and not just cost-per-treated patient, highlights the true cost of targeted therapies and the expense associated with low drug response rates. For instance, a $50,000 targeted therapy with a 30% response rate costs $167,000 per responsive patient; however, that same drug would only cost $83,000 per responsive patient if the response rate was 60%.

Our Competitive Strengths

We have a number of key strengths that enhance our ability to achieve our mission and build a successful company:

•	First mover. We are the first company that we are aware of to launch diagnostic tests that measure the signaling pathway activity in a patient’s live tumor cells, which we believe gives us a significant first mover advantage.
•	High barriers to entry. Our issued and pending patents, as well as our proprietary information and trade secrets, give us a strong intellectual property position that we believe creates a significant barrier to entry for potential competitors.
•	Broad range of applications for our platform. We can develop tests for a wide range of signaling pathways and a wide range of cancer types. This allows us to build a deep new product pipeline that creates multiple paths to build a large and profitable business.
•	Diverse revenue streams including pharma partnerships. We anticipate generating significant revenue from CDx pharmaceutical partners, including revenue from the sale of tests to identify patients eligible for clinical trials, milestone payments, and potentially, from royalties on the incremental drug revenues our tests enable. Our most significant revenue opportunity comes from ongoing sales of CELx tests to physicians during the commercialization stage of the CDx.
•	Strong senior leadership team. Our founders and senior leaders have a proven track record of success building, operating and selling several successful companies. We have deep and highly relevant and complementary diagnostic, scientific, product development, and commercialization experience that has enabled us to establish market leadership positions for the companies we previously led.

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

Our Industry

According to the Centers for Disease Control and Prevention, or CDC, cancer was the second-leading cause of death in the United States in 2017, responsible for nearly one of every four deaths. There are many types of cancer treatment options, including surgery, radiation therapy, chemotherapy, immunotherapy, hormone therapy, stem cell transplant, and targeted therapy. Targeted therapies are drugs or other substances that block the growth and spread of cancer by interfering with specific molecular targets involved in the progression of cancer. Targeted therapies differ from standard chemotherapy drugs in that they are often cytostatic (block tumor cell proliferation) rather than cytotoxic (kill tumor cells). According to the National Cancer Institute, there are currently more than 80 approved targeted oncology therapies, some of which cost more than $100,000 per treatment course.

Diagnostic tests to detect single biomarkers are now widely used by pathologists to determine the molecular sub-type of a cancer. When a molecular biomarker test is used to support the choice of therapy to prescribe, it is often referred to as a “companion diagnostic”, or CDx. Increasing numbers of targeted therapeutics are prescribed based on the results from a companion diagnostic test to detect the presence of a molecular biomarker. Only patients testing positive for the biomarker are eligible to receive the associated therapy.

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

As recently as 20 years ago, most cancers were classified and subsequently treated solely on the basis of the anatomical location of the tumor in the body. Chemotherapies that kill rapidly dividing cells were widely used, but they had only limited efficacy for many patients and caused a wide range of dangerous side effects due to lack of discrimination for tumor tissue. As tools to identify molecular mutations became available, scientists began to uncover correlations between certain molecular mutations, cancer tissue type, and a patient’s prognosis. This fostered the development of molecularly targeted therapeutics that were designed to disrupt the specific cellular function of the drug target, typically abnormal signaling pathway activity, associated with the molecular mutation. These targeted therapies greatly improved outcomes for some cancer patients and are a testament to the efficacy of targeted therapies when effectively prescribed. According to information published by the Journal of Clinical Oncology in July 2015, targeted therapies are oftentimes 10 to 20 times more expensive than chemotherapies.

In conjunction with the advent of targeted therapies, new molecular diagnostics were developed to help physicians refine the classification of a patient’s cancer into sub-types based on the presence of specific molecular anomalies, such as genetic mutations or over-expressed proteins. Such mutations or over-expressed proteins are commonly referred to as “biomarkers” when they are used to diagnose a disease and evaluate treatment options. For instance, breast cancer diagnostic tests are performed to determine whether two protein biomarkers, human epidermal growth factor receptor 2 (HER2) or estrogen receptors (ER), are overexpressed in the cancer cells. The results of these tests are used to classify the patient’s cancer molecular sub-type and to guide selection of a corresponding targeted drug therapy.

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

Cell microenvironment.   Previous research has shown that cancer cells extracted from a patient’s tumor share the molecular features of the primary cancers from which they were derived and could provide an ex vivo (outside the patient) model of a patient’s tumor. The technology around tumor cell extraction from individual patients and culturing techniques, however, has largely remained undeveloped. For instance, we are not aware of any competing diagnostic tests that use live patient tumor cells to measure dynamic cell signaling activity. Studies on the topic have historically highlighted the challenges of deriving a viable patient tumor cell sample from an individual patient tumor specimen.

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

To measure live real-time dynamic cell signaling activity, we utilize an impedance biosensor instrument. An impedance biosensor is an analytical platform that converts changes in cellular activity to a measurable electrical signal. When cells are stimulated and change their function, the accompanying changes alter the electrical signal that is measured. The output value is quantified over time and used to determine a Signaling Function Score. To determine the activity of a specific signaling pathway, an activating agent specific to a pathway receptor is used to turn on the pathway and a corresponding inhibitory agent specific to the pathway receptor is used to turn signaling off. When signaling pathways are stimulated in this manner, a change in the electrical signal occurs and Signaling Function Score recorded. By relying on the principle of detecting signaling pathway activity, we believe we can develop tests for a range of disease types and targeted therapies that affect various cellular pathways.

We believe our pioneering efforts have substantially advanced the technology of culturing primary tumor cells and analyzing cell signaling activity to guide therapy selection. We have two issued U.S. patents, one issued international patent, five pending U.S. patent applications, 19 pending non-U.S. patent applications and one pending international PCT patent application, as well as significant proprietary know-how and trade secrets for the various cell sample preparation and cellular analysis methods we have developed.

New Product Development

We are leveraging our CELx technology to discover new cancer sub-types that a genomic test cannot detect. These new sub-types are characterized by the hyperactive signaling pathway our test identifies. These sub-types cannot be detected by genomic tests because they lack a corresponding molecular biomarker to identify it. We will translate our discoveries into diagnostic tests.

We have already discovered several new breast cancer sub-types: HER2-negative breast cancers with either abnormal HER2 signaling or abnormal HER-family signaling coincident with abnormal c-Met signaling.

We are currently conducting research to identify additional cancer sub-types in five solid tumor types. Our research studies to date have identified 12 potentially new breast, lung, ovarian, kidney, and bladder cancer sub-types that involve dysfunctional oncogenic signaling pathways. Multiple dysfunctional pathways were active in each of these tumor types. These studies confirm that the CELx platform can be a cancer sub-type discovery engine and that we can create a multi-pathway test to identify the specific driver in a patient’s tumor. We expect to eventually expand the tumor types we evaluate to include colon, head and neck, leukemia, esophageal, and gastric cancers.

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

Clinical Trial Approach

A major component of our development and commercial activities is providing clinical data from interventional clinical trials using our CELx tests. Our clinical trial strategy is predicated on proving the correlation between our CELx Signaling Function Score and a patient’s clinical results. Once our first trial demonstrates that our CELx test identifies patients responsive to HER2 targeted therapies, we expect pharmaceutical companies to partner with us to fund trials to evaluate new potential indications for their drugs with patients identified by one of our CELx tests. The trials will be designed to confirm that patients with abnormal pathway signaling obtain a superior clinical response to a therapy targeting that pathway than to the standard-of-care therapy they currently receive.

For trials involving patients not currently eligible for a cancer drug that targets a certain pathway, we would first obtain a tissue specimen from each subject and perform the CELx test to identify subjects who have abnormal signaling. These patients would then be randomly assigned to either an arm that receives the current standard-of-care therapy or one that includes the current standard-of-care therapy plus the targeted therapy. All patients would be monitored until their disease progresses or until the end of the treatment regimen.

CELx Multi-Pathway Signaling Function Test

Our CELx MP Test is a qualitative laboratory developed test that measures HER2 and c-Met signaling activity in tumor cells obtained from patients previously diagnosed with HER2-negative breast cancer to determine whether or not the patients have one of two cancer sub-types:

1.	Abnormal HER2 signaling driven cancer
2.	Abnormal c-Met and HER2 signaling driven cancer

Abnormal HER2 Signaling Driven Cancer

Approximately 15% of breast cancer patients are diagnosed with HER2+ breast cancer when their tumor cells are found to have overexpressed or amplified levels of HER2. These patients are treated with anti-HER2 targeted therapies in combination with chemotherapies. Results from a number of clinical trial results for HER2 drugs reveal that only about 40% of HER2-positive patients respond to them. In addition, findings from several clinical trials have shown that a sub-set of HER2-negative patients benefit from therapies that target HER2. These results highlight the relatively weak correlation between HER2 receptor or gene amplification status and drug response.

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

Since current genomic methods cannot identify HER2-negative breast cancer patients who have the HER2-driven cancer, a new method was required. Such a method would need to analyze the HER2-signaling pathways (MAPK and PI3K) associated with HER2 cancers in a patient’s tumor cells. Our CELx MP Test identifies patients whose HER2 status as determined by conventional techniques does not represent the correct diagnosis of their breast cancer at a functional level.

For the sub-group of HER2-negative breast cancer patients diagnosed with abnormal HER2-signaling, it would be intended that they receive treatment with HER2 therapies.

Abnormal c-Met Signaling coincident with Abnormal HER2 signaling

Signaling through c-Met is necessary for normal cell development. Numerous studies have established the significant role of the c-Met pathway in tumor growth and metastasis. Cross-talk between c-Met and HER family receptors is also suspected of playing a role in tumor progression and resistance to HER targeted therapies. Numerous clinical trials have evaluated dual inhibition of c-Met and HER pathways in a variety of tumor types, but they have produced mostly negative results. Since subjects enrolled in these trials were primarily ones with c-Met protein overexpression or gene amplification, other biological factors, such as c-Met and HER signaling activity, are likely more important to measure when identifying patients eligible for c-Met therapies.

Celcuity’s recent studies found that a subset of HER2-negative breast cancer patients has abnormal c-Met signaling coincident with abnormal HER2 signaling. The c-Met expression level of each patient studied was normal. Strong evidence was found that c-Met and HER2 signaling is co-involved and may explain why a c-Met tyrosine kinase inhibitor is not an effective antagonistic when c-Met is hyperactive for this patient sub-set. Additionally, evidence was found that simultaneous inhibition of HER1, HER2, and HER3 signaling, in addition to inhibition of c-Met signaling, was necessary to inhibit HER2 and c-Met signaling activity most effectively.

For the sub-group of HER2-negative breast cancer patients diagnosed with abnormal c-Met and HER2-signaling, it would be intended that they receive treatment with a combination of pan-HER and c-Met inhibitors.

Interventional Clinical Trials in Process using a CELx Test to Select Patients for Treatment

FACT 1 Clinical Trial to Evaluate Efficacy of Genentech’s HER2 Drugs

In May 2017, we entered into a Clinical Trial Agreement with NSABP to conduct a 54-patient single-arm Phase II interventional trial to evaluate the efficacy and safety of Genentech’s drugs, Herceptin® (trastuzumab) and Perjeta® (pertuzumab), and chemotherapy, in breast cancer patients selected with Celcuity’s CELx HSF Test. Pursuant to the agreement, NSABP serves as the Sponsor and Principal Investigator of the trial and is responsible for, among other things, setting up clinical sites, enrolling patients, and managing clinical data. NSABP has contracted separately with Genentech to provide Herceptin and Perjeta for the study at no cost. We are performing the CELx HSF Test to select patients for the trial and are providing the funding for the trial’s patient-related costs. Completing this trial will require, among other things, successful enrollment of patients, meeting trial endpoint goals, and completing the trial in a timely manner. As of February 2019, there were 14 activated sites participating in the FACT 1 trial. Since the enrollment rate of patients at these sites has fallen short of the expectations NSABP originally provided, NSABP has agreed to activate up to 16 additional sites, for a total of 30 sites. We expect the addition of these sites will increase the cost to Celcuity of the FACT 1 trial by up to $650,000. Based on NSABP’s updated estimates of patient enrollment rates, we expect to obtain interim results in late 2019 and final results approximately nine months later.

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

The goal is to demonstrate that patients who have an abnormal HER2 signaling pathway, as identified by our CELx HSF Test, respond to treatment with a matching targeted therapy. A synopsis of the trial protocol is provided below.

Clinical Trial Synopsis

Objective	To evaluate the efficacy of neoadjuvant HER2 drug treatment in early stage HER2- breast cancer patients with abnormal HER2 signaling
Sites/Sponsor Subjects Endpoint Investigational Arm	Multi-center in collaboration with NSABP and Genentech 54 HER2- early stage breast cancer (26 ER+/28ER-) Pathological complete response (ypT0/Tis ypN0) AC-T + Trastuzumab + Pertuzumab

Our agreement with NSABP may be terminated by one or either party upon certain events, such as: (i) the FDA withdrawing its authorization and approval to perform the study, (ii) NSABP determining that the human and/or toxicology test results support termination of the study, (iii) either us or NSABP determining that an adverse reaction or side-effect of drugs administered in the study or a modification of the study’s protocol raises safety issues to support termination of the study, (iv) either party remaining in material breach of the agreement for a period of 30 days following notice of such breach, (v) us not performing the CELx Tests or providing study kits, (vi) us failing to pay amounts owed to NSABP, and/or (vii) Genentech terminating its agreement with NSABP to supply drugs for the study or the drugs for the study no longer being manufactured or being available.

FACT 2 Clinical Trial to Evaluate Efficacy of Puma Biotechnology’s HER2 drug

In October 2018, we entered into a Clinical Trial Agreement with Puma Biotechnology, Inc. and West Cancer Center, to conduct a 27-patient Phase II single-arm interventional trial to evaluate the efficacy and safety of Puma’s drug, NERLYNX® (neratinib), and chemotherapy, in breast cancer patients selected with Celcuity’s CELx HSF Test. Pursuant to this agreement, West Cancer Center will serve as the sponsor and principal investigator of the trial and is responsible for enrolling patients and managing clinical data. Puma will supply NERLYNX, its pan-HER inhibitor currently approved by the FDA for extended adjuvant treatment of early-stage HER2-positive breast cancer. We will provide the CELx HSF Test to select triple-negative breast cancer patients who have hyperactive HER2-driven signaling pathways for the trial and will initially fund the patient-related trial costs. All required regulatory and Institutional Review Board approvals have been obtained for the FACT 2 trial, and West Cancer Center expects to activate the trial in early 2019. We expect interim results from this trial in late 2019 or early 2020 and final results approximately 12 months later.

Celcuity submitted an Investigational Device Exemption, or IDE, application to the FDA to use its CELx HSF Test for this clinical trial and received approval in mid-2018.

The goal of the trial is to demonstrate that triple-negative breast cancer patients who have a hyperactive HER2 signaling tumor, as identified by the CELx test, respond to treatment with NERLYNX, a matching HER2 therapy. Celcuity believes there is significant clinical interest in finding new diagnostic tests and targeted therapies for triple-negative breast cancer patients because fewer drug treatment options are available to them relative to other breast cancer sub-types.

A synopsis of the trial protocol is provided below.

Clinical Trial Synopsis

Objective	To evaluate the efficacy of neoadjuvant HER2 drug treatment in early stage triple-negative breast cancer patients with abnormal HER2 signaling
Sites/Sponsor Subjects Endpoint Investigational Arm

Multi-center in collaboration with West Cancer Center and Puma

27 Early stage triple-negative breast cancer with abnormal HER2 signaling

Pathological complete response (ypT0/Tis ypN0)

Neratinib then Paclitaxel + Carboplatin + Neratinib

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

A CELx test would be launched to the broader market upon the approval of a pharmaceutical company’s matching drug as a CDx. We would expect physicians, typically a medical or surgical oncologist, to order our tests in conjunction with the roll-out of the pharmaceutical company’s matching drug. The physician will prescribe a CELx test and coordinate provision of a patient specimen from a biopsy or surgical procedure. The fresh tissue would then be shipped overnight directly to our laboratory where we would use our proprietary methods to extract diseased cell samples from the patient’s tissue and perform the CELx tests ordered. Test results would typically be available in 10 to 14 days after receipt of the patient specimen. For each patient sample analyzed, a Signaling Function Score would be calculated quantitatively and converted into a final qualitative result: abnormal or normal. For patients found to have an abnormal signaling function, clinicians would use the results of the CELx test as a guide to select a targeted drug that inhibits the abnormal signaling activity identified.

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

Adequate reimbursement will be an important factor in achieving broad clinical adoption of our CELx tests. At the same time, we believe broad clinical adoption will help drive favorable reimbursement decisions. To achieve broad reimbursement coverage with commercial third-party payors and government payors, including Medicare and Medicaid, we plan to demonstrate the economic and clinical value of our CELx tests to payors by employing a multi-pronged strategy:

•	Set a high bar for analytical validation. We expect to present data on the reproducibility and precision of CELx tests at conferences and will seek to publish the results in peer-reviewed journals.
•	Meet the evidence standards necessary to be consistent with leading clinical guidelines. We believe inclusion in leading clinical practice guidelines plays a critical role in payers’ coverage decisions. We plan to conduct clinical validation and clinical utility studies that are consistent with the requirements of the widely recognized National Comprehensive Cancer Network clinical practice guidelines.
•	Execute an internal managed care policy and claims adjudication function as part of our core business operations. We plan to make obtaining adequate and widespread reimbursement a critical component of our business operations. We expect to hire a team of in-house claims processing and reimbursement specialists who will work with patients and payers to navigate the claims process and obtain maximum reimbursement.
•	Cultivate a network of KOLs. KOLs are able to influence clinical practice by publishing research and determining whether new tests should be integrated into practice guidelines. We expect to collaborate with KOLs early in the development process to ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our tests to physicians and payers.

•	Compile a growing library of peer-reviewed studies that demonstrate the test is effective. We will seek to publish peer-reviewed articles and review papers to help support our efforts to obtain widespread adoption and reimbursement of our CELx tests. In each disease area we pursue, we intend to conduct studies in order to develop similar supporting literature.
•	Reduce expenditures. We intend to build economic models to measure the financial benefits of using our CELx test in guiding patient treatment and minimizing the use of drugs that will not likely have a positive impact. We plan to use the data we gather through the use of these models as we meet with commercial third-party payors and government payors.
•	Commercial third-party payors and government payors are increasingly making significant efforts to contain healthcare costs. A major cost reduction opportunity is to reduce expenditures for drug courses that provide no patient benefit. Our technology will enable physicians to prescribe therapies that have significantly higher response rates than has been the case with targeted therapies to date. Since this will lower the drug cost per responsive patient, we believe widespread use of our CELx tests is consistent with payors goals of delivering health care more cost effectively.

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

We are not aware of any available tests directly comparable to the CELx tests. We expect to offer each CELx test to patients at list prices ranging from $4,000 to $7,000, depending on the number of pathways evaluated. List prices for several proprietary complex genomic tests fall within this range, and we believe this provides guidance as to the pricing of highly informative tests that guide cancer patient care.

Intellectual Property

We believe one of our core competitive advantages is the strength of our intellectual property portfolio. We developed our CELx technology internally. We are seeking both U.S. and non-U.S. patents to protect our inventions. We have two issued U.S. patents, one issued international patient, five pending U.S. patent applications, 19 pending non-U.S. patent applications, one pending PCT patent application, as well as numerous corresponding non-U.S. patent applications covering our diagnostic approach using cell signaling analysis in living patient cells to guide treatment of patients with targeted therapies. The earliest expiration date of patents is 2033. In addition, we have developed significant proprietary know-how and trade secrets for the various cell sample preparation and cellular analysis methods we have developed.

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

Research and Development

We have made significant investments in research and development for our CELx platform. Our annual research and development expenses were approximately $5.0 million and $6.3 million for the years ended December 31, 2017 and 2018, respectively.

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

Employees and Labor Relations

As of December 31, 2018, we had 26 employees, each of which were full-time employees. None of our employees are currently covered by collective bargaining agreements and we believe that our relations with our employees are good.

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

Our business strategy is focused on attracting pharmaceutical company partnerships that provide revenue from the sale of CELx tests during clinical trials, from milestone payments during clinical trials, from sales of our CELx tests as companion diagnostics or stand-alone tests thereafter, and, potentially, from royalties on the incremental drug revenues our tests enable. Our ability to obtain such partnerships and generate such revenue depends in part on the ability of our CELx HSF Test to demonstrate the potential incremental opportunity available for pharmaceutical companies. We do not expect to receive interim results for our first prospective clinical trials for the CELx HSF Test until late 2019 and final results approximately nine months later. Success of the CELx HSF Test trial will depend on many factors, such as successful enrollment of patients, meeting trial endpoint goals, and completing the trial in a timely manner. Our ability to complete the trial could be delayed or prevented for several reasons that are out of our control, such as the FDA withdrawing its authorization and approval to perform the study, the NSABP determining that the human and/or toxicology test results do not support continuing the trial, or participants having adverse reactions or side-effects to the drugs administered in the study. If we are unable to demonstrate that the HSF Test is suitable as a CDx for the targeted therapy, we will likely not be able to generate future revenue from our CELx HSF Test and may not be able to attract other pharmaceutical companies to partner with us for the development and commercialization of other CELx tests. Further, potential pharmaceutical company partners may delay negotiating development agreements until results of the CELx HSF Test trial are available. Even if the ultimate outcome of our CELx HSF Test trial is positive, any delays could materially and adversely affect our business.

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

While our CELx Tests are commercially ready, we have not attempted to market it to physicians or their patients as a stand-alone test and have no ability to determine this test or any of our other tests are currently commercially viable.

While our CELx HSF test has been analytically validated, is conducted in our CLIA certified and CAP accredited laboratory, and is currently ready for commercial use as a laboratory developed test, we have not attempted to market it to physicians or their patients. Furthermore, we have commenced only limited communications with KOLs to build awareness and credibility of our CELx diagnostic platform and CELx Tests. Accordingly, we have no ability to determine whether our CELx HSF Test, or any other future CELx test, will be commercially viable as a stand-alone test. We may never be successful in generating revenue from our CELx HSF Test or other CELx tests as stand-alone tests, and if we are unable to build pharmaceutical partnerships that enable us to market this and other tests as companion diagnostic tests, we may never generate any revenue and our business may fail.

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

Risks Related to Our Reliance on Third Parties

We will rely on collaboration with third parties to conduct our clinical trials, including the current trials involving the CELx HSF Test, and those third parties may not perform satisfactorily.

We will rely on third parties to conduct clinical trials for our CELx tests. For our FACT 1 clinical trial, we are collaborating with Genentech and the NSABP to conduct a 54-patient single-arm interventional trial that is expected to obtain interim results in late 2019 and final results approximately nine months later. We will rely on NSABP to conduct our clinical trial of the CELx HSF Test, including setting up clinical sites, enrolling patients, and managing clinical data and Genentech will supply the drugs. For our FACT 2 clinical trial, we are collaborating with Puma Biotechnology and the West Cancer Center to conduct a 27-patient single-arm interventional trial that is expected to obtain interim results in late 2019 or early 2020 and final results approximately 12 months later. We will rely on West Cancer Center to conduct our clinical trial of the CELx HSF Test, including setting up clinical sites, enrolling patients, and managing clinical data and Puma Biotechnology will supply the drugs.

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

Our ability to compete successfully will depend in part on our ability to obtain and enforce patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We have applied for patents that protect our technology. Our patent portfolio includes two issued U.S. patents, one issued international patent, five pending U.S. patent applications, 19 pending non-U.S. patent applications, one pending international PCT patent application, and numerous corresponding non-U.S. patent applications. Each patent and patent application covers methods of use. However, we cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

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

Due to the lack of segregation of duties, we have a material weakness in our internal control over financial reporting. In addition, because of our status as an emerging growth company, our independent registered public accountant is not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future. Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with preparing our financial statements for the year ended December 31, 2018, our management identified a material weakness in our internal controls due to the lack of segregation of duties, and as a result, concluded that our internal controls over financial reporting were and continue to be ineffective. Management is working to remediate the material weakness, but the size of our organization at the current time make many mitigating controls impractical and prohibitively costly. The material weakness in our internal controls may subject us to regulatory scrutiny with undetermined consequences, and if we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have a material adverse effect on our business and negative impact on our stock price.

In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the recently enacted JOBS Act, if we take advantage (as we expect to do) of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. An adverse report by our auditors could negatively impact the public perception of our company and have a negative impact on our stock price

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As discussed above, if we cease to be an emerging growth company, we will also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). We have been engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. As discussed above, our management has identified a material weakness in our internal controls due to the lack of segregation of duties, and as a result, concluded that our internal controls over financial reporting were and continue to be ineffective. We may need to dedicate additional internal resources and engage outside consultants to remediate our existing material weakness and to obtain and maintain compliance with Section 404 in the future. Despite our efforts, there is a risk that we will not be able to remediate the existing material weakness or otherwise be able to conclude that our internal controls over financial reporting are effective as required by Section 404. Our existing material weakness or any other material weaknesses that we may identify in the future, could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Facilities

We currently lease and occupy approximately 16,000 square feet in Minneapolis, Minnesota, which includes our clinical laboratory and offices. This lease expires in April 2021 and is renewable annually with the right to extend the term for two periods of one year each and provides for monthly rent, real estate taxes and operating expenses. We believe that the new leased space is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

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

PART II

ITEM 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information

Our common stock has been listed on The Nasdaq Capital Market under the symbol "CELC" since September 20, 2017.

As of February 21, 2019, there were approximately 49 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

At December 31, 2018, the net proceeds from our initial public offering were held in a diversified portfolio of bank deposits, government and prime money market funds, government securities (U.S. Treasury and U.S. government agency securities), and certificates of deposit. All investments are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated September 19, 2017.

ITEM 6. Selected Financial Data

The following tables present, as of the dates and for the years indicated, our selected historical financial data, as indicated therein. The statement of operations data for the years ended December 31, 2018 and 2017 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements that are included elsewhere in this report. Our historical results are not indicative of the results to be expected in the future.

You should read this information together with our financial statements and the related notes, as well as the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Celcuity Inc.
Statements of Operations

	Years Ended December 31,
	2018	2017

Operating expenses:
Research and development	$6,325,995	$4,980,427
General and administrative	1,606,543	972,518
Total operating expenses	7,932,538	5,952,945
Loss from operations	(7,932,538)	(5,952,945)

Other income (expense)
Interest expense	(111)	(451,664)
Interest income	448,834	152,879
Gain on sale of fixed assets	3,000	-
Other income (expense), net	451,723	(298,785)
Net loss before income taxes	(7,480,815)	(6,251,730)
Income tax benefits	-	-
Net loss	$(7,480,815)	$(6,251,730)

Net loss per share, basic and diluted	$(0.74)	$(0.84)

Weighted average common shares outstanding, basic and diluted	10,124,544	7,460,640

	As of December 31,
	2018	2017
Balance Sheet Data:
Total assets	$26,031,821	$31,969,510
Total liabilities	682,210	578,053
Total stockholders' equity	25,349,611	31,391,457

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

Our first analytically validated and commercially ready test using our CELx platform, the CELx HSF Test, diagnoses two new sub-types of HER2-negative breast cancer that traditional molecular diagnostics cannot detect. Our internal studies show that approximately 15-20% of HER2-negative breast cancer patients have abnormal HER2 signaling activity similar to levels found in HER2+ breast cancer cells. As a result, these HER2-negative patients have undiagnosed HER2-driven breast cancer and would be likely to respond to the same anti-HER2 targeted therapies only HER2+ patients receive today. We have two interventional clinical trials underway to evaluate the efficacy of HER2 targeted therapies in breast cancer patients selected with our CELx HSF Test.

We completed development of our second CELx test for breast cancer during the first quarter of 2018. This new test evaluates independent c-Met signaling activity and its involvement with HER family signaling in HER2-negative breast cancer tumor cells. Our internal studies show that approximately 20%-25% of HER2-negative breast cancer patients have abnormal c-Met signaling activity that is co-activated with abnormal HER family signaling. These studies suggest that this sub-group of HER2-negative breast cancer patients may best respond to treatment with a combination of HER family and c-Met inhibitors. We intend to combine this c-Met signaling function test with our current HER2 signaling function test to create the CELx Multi-Pathway (MP) Test. With this next generation CELx test, we plan to provide an analysis of HER1, HER2, HER3, and c-MET signaling activity with a single patient tumor specimen.

In addition to our CELx tests for HER2-negative breast cancer, we are developing CELx tests to diagnose 12 new potential cancer sub-types we have discovered in breast, lung, colon, ovarian, kidney, and bladder cancers. Approved or investigational drugs are currently available to treat these new potential cancer sub-types. We expect to launch these additional tests on a staggered basis over the next few years while continuing our research to identify additional new cancer sub-types.

Our overall commercialization strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. We have two collaborations underway that rely on the CELx HSF Test to select breast cancer patients for treatment with HER2 targeted therapies. For the first one of these collaborations, we are fielding a prospective clinical trial with Genentech and the NSABP to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with abnormal HER2 signaling. We expect interim results from this trial in late 2019 and final results approximately nine months later. For the second of these collaborations, we are fielding a prospective clinical trial with Puma Biotechnology, Inc. and West Cancer Center to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy, in breast cancer patients selected with Celcuity’s CELx HSF Test. We expect the trial to be activated in early 2019 and to obtain interim results in late 2019 or early 2020 and final results approximately 12 months later.

For a third collaboration, Celcuity was selected by NSABP and Puma Biotechnology, Inc. to evaluate tissue samples from a Phase II study evaluating Puma Biotechnology’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients. This 35-patient study is expected to be completed in late 2020. Unlike the trial with NSABP and Genentech, Celcuity’s test will be used solely to evaluate tissue samples after they have been enrolled in this trial. Celcuity will not receive payment for the testing it performs. We expect our CELx test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

In conjunction with the development of the CELx MP test, Celcuity will seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of combining HER family inhibitors and c-Met inhibitors in breast cancer patients who have abnormal c-Met and abnormal HER1 pathway activity. The FDA has approved two c-Met inhibitors and six HER-family inhibitors for cancer treatment. Additional c-Met and HER-family inhibitors are being evaluated in on-going clinical trials. Several pharmaceutical companies possess both a c-Met and a HER family inhibitor.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began operations in 2012. For the year ended December 31, 2018 and 2017, we reported a net loss of approximately $7.5 million and $6.3 million, respectively. As of December 31, 2018, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $9.5 million under Celcuity Inc. As of December 31, 2018, we had cash, cash equivalents, and investments of approximately $24.9 million.

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

Research and Development

Since our inception, we have primarily focused on research and development of our CELx platform, development and validation of our CELx tests, and research related to the discovery of new cancer sub-types. Research and development expenses primarily include:

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

Sales and Marketing

Selling and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our CELx platform and corresponding CELx tests. We expect to begin to incur increased selling and marketing expenses in anticipation of the commercialization of our first CELx tests. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

Interest expense primarily consists of the amortization of debt discount and debt financing costs related to the issuance of our unsecured convertible promissory notes that were converted to common stock upon our IPO.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

	Years Ended
	December 31,		Increase (Decrease)
	2018	2017	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$6,325,995	$4,980,427	$1,345,569	27%
General and administrative	1,606,543	972,518	634,025	65
Total operating expenses	7,932,538	5,952,945	1,979,594	33
Loss from operations	(7,932,538)	(5,952,945)	(1,979,594)	33
Other income (expense)
Interest expense	(111)	(451,664)	451,553	(100)
Interest income	448,834	152,879	295,955	194
Gain on sale of fixed assets	3,000	-	3,000	na
Other income (expense), net	451,723	(298,785)	750,508	(251)
Net loss before income taxes	(7,480,815)	(6,251,730)	(1,229,086)	20
Income tax benefits	-	-	-	-
Net loss	$(7,480,815)	$(6,251,730)	$(1,229,086)	20%

Research and Development

For the year ended December 31, 2018, our total research and development expenses increased approximately $1.3 million, or 27%, to approximately $6.3 million from $5.0 million for the prior year. The increase primarily resulted from a $0.6 million increase in compensation related expenses, including approximately $0.1 million of non-cash stock-based compensation, to support development of our CELx platform and validation studies of our CELx MP Test. In addition, other research and development expenses increased approximately $0.7 million due to clinical validation and laboratory studies, legal expenses related to patent costs and operational and business development activities.

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

General and Administrative

For the year ended December 31, 2018, our total general and administrative expenses increased approximately $0.6 million, or 65% to approximately $1.6 million from $1.0 million for the prior year. The increase primarily resulted from a $0.4 million increase in professional fees associated with being a public company for a full year in 2018 versus only one quarter in 2017, and director and officer insurance. In addition, other general and administrative expenses increased approximately $0.2 million in compensation related expenses, including non-cash stock-based compensation.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELx tests, an expanding infrastructure, and increased professional fees associated with being a public reporting company.

To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our CELx platform and corresponding CELx tests. We expect to begin to incur increased selling and marketing expenses in anticipation of the commercialization of our first CELx tests. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

We incurred interest expense in 2018 related to capital lease obligations. For the year ended December 31, 2017, interest expense was approximately $0.5 million, which consisted of non-cash amortization of debt discount and debt financing costs and accrued interest related to the issuance of our unsecured convertible promissory notes.

Interest Income

For the year ended December 31, 2018, interest income increased by approximately $0.3 million, or 194% to $0.4 million from $0.1 million for the prior year. The increases resulted from interest earned on our cash, cash equivalents, and investments.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through December 31, 2018, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we also closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of December 31, 2018, our cash, cash equivalents, and investments were approximately $24.9 million, and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $9.5 million under Celcuity Inc.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ending December 31:

	2018	2017

Net cash provided by (used in):
Operating activities	$(6,076,269)	$(4,947,982)
Investing activities	19,094,392	(28,976,983)
Financing activities	236,697	30,708,406
Net increase in cash, cash equivalents and restricted cash	$13,254,820	$(3,216,559)

Operating Activities

Net cash used in operating activities was approximately $6.1 million for the year ended December 31, 2018 and consisted primarily of a net loss of approximately $7.5 million and approximately $0.1 million in working capital changes, adjusted for non-cash items of approximately $1.5 million. The working capital change was primarily due to approximately $0.1 million increase in prepaid insurance and deposits. Non-cash expense items of approximately $1.5 million consisted of depreciation of approximately $0.2 million, stock-based compensation expense of approximately $1.2 million and interest income of approximately $0.1 million.

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

Investing Activities

Net cash provided in investing activities for the year ended December 31, 2018 was approximately $19.1 million and consisted of approximately $19.7 million of net proceeds from investments in certificates of deposit, government securities (U.S. Treasury Notes and U.S. government agency securities), adjusted by approximately $0.6 million in purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2017 was approximately $29.0 million and consisted of approximately $28.7 million of investments in certificates of deposit, government securities (U.S. Treasury Notes and U.S. government agency securities) and approximately $0.3 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was approximately $0.2 million and consisted of approximately $0.3 million of proceeds from the exercise of common stock warrants and employee stock purchases, adjusted by approximately $0.1 million for payment of taxes for net share settlement of stock options exercised.

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

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested nonemployee options were marked-to-market as of April 1, 2018, the date that the Company adopted the newly issued ASU No. 2018-07.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Celcuity Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celcuity Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 1, 2019

Celcuity Inc.

Balance Sheets

	December 31, 2018	December 31, 2017

Assets
Current Assets:
Cash and cash equivalents	$15,944,609	$2,639,789
Investments	8,952,907	21,556,857
Restricted cash	-	50,000
Deposits	22,009	27,726
Deferred transaction costs	28,743	-
Prepaid assets	269,940	209,708
Total current assets	25,218,208	24,484,080
Property and equipment, net	813,613	280,056

Long term investments	-	7,205,374
Total Assets	$26,031,821	$31,969,510
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$119,811	$71,913
Capital lease obligations	5,730	-
Accrued expenses	536,791	506,140
Total current liabilities	662,332	578,053
Capital lease obligations	19,878	-
Total Liabilities	682,210	578,053
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 and 5,000,000 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value: 25,000,000 and 45,000,000 shares authorized as of December 31, 2018 and December 31, 2017, respectively; 10,186,382 and 10,087,516 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	10,186	10,087
Additional paid-in capital	34,827,467	33,388,597
Accumulated deficit	(9,488,042)	(2,007,227)
Total Stockholders' Equity	25,349,611	31,391,457
Total Liabilities and Stockholders' Equity	$26,031,821	$31,969,510

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Operations

	Years Ended December 31,
	2018	2017

Operating expenses:

Research and development	$6,325,995	$4,980,427
General and administrative	1,606,543	972,518
Total operating expenses	7,932,538	5,952,945
Loss from operations	(7,932,538)	(5,952,945)

Other income (expense)
Interest expense	(111)	(451,664)
Interest income	448,834	152,879
Gain on sale of fixed assets	3,000	-
Other income (expense), net	451,723	(298,785)
Net loss before income taxes	(7,480,815)	(6,251,730)
Income tax benefits	-	-
Net loss	$(7,480,815)	$(6,251,730)

Net loss per share, basic and diluted	$(0.74)	$(0.84)

Weighted average common shares outstanding, basic and diluted	10,124,544	7,460,640

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Changes in Stockholders' Equity

	Member Contributions		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2016	6,440,139	$13,349,654	-	$-	$593,365	$(8,331,401)	$5,611,618
Warrants issued - unsecured convertible promissory note holders	-	-	-	-	776,717	-	776,717
Warrants issued - placement agent	-	-	-	-	286,999	-	286,999
Corporate conversion from Celcuity LLC to Celcuity Inc.	-	-	-	-	(12,575,904)	12,575,904	-
Corporate conversion to common stock	(6,440,139)	(13,349,654)	6,440,139	6,440	13,343,214	-	-
Common stock issued in initial public offering, net of underwriter commission of $1,835,400, initial public offering costs of $1,133,553 and underwriter warrant of $784,111	-	-	2,760,000	2,760	22,464,226	-	22,466,986
Warrant issued - underwriter	-	-	-	-	784,111	-	784,111
Conversion of unsecured convertible promissory note to common stock	-	-	881,911	882	6,839,436	-	6,840,318
Exercise of common stock warrants			216	-	2,052		2,052
Stock-based compensation	-	-	5,250	5	677,366	-	677,371
Non-employee stock-based compensation	-	-	-	-	197,015	-	197,015
Net loss	-	-	-	-	-	(6,251,730)	(6,251,730)
Balance at December 31, 2017	-	-	10,087,516	10,087	33,388,597	(2,007,227)	31,391,457
Exercise of common stock warrants	-	-	19,343	19	183,740		183,759
Stock-based compensation	-	-	2,571	3	1,024,149	-	1,024,152
Non-employee stock-based compensation	-	-	-	-	144,464	-	144,464
Exercise of common stock options, net of shares withheld for exercise price and employee taxes	-	-	59,400	59	(59)	-	-
Payments for taxes related to net share settlement of stock options exercised	-	-	-	-	(55,138)	-	(55,138)
Employee stock purchases	-	-	17,552	18	141,714	-	141,732
Net loss	-	-	-	-	-	(7,480,815)	(7,480,815)
Balance at December 31, 2018	-	$-	10,186,382	$10,186	$34,827,467	$(9,488,042)	$25,349,611

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,480,815)	$(6,251,730)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	223,037	104,704
Stock-based compensation	1,168,616	874,386
Gain on sale of fixed assets	(3,000)	-
Non-cash interest expense	-	451,664
Change in accrued interest income	89,324	(25,097)
Changes in operating assets and liabilities:
Prepaid assets and deposits	(54,514)	(231,717)
Accounts payable	25,432	(262,507)
Accrued expenses	(44,349)	392,315
Net cash used for operating activities	(6,076,269)	(4,947,982)

Cash flows from investing activities:
Purchases of investments	(3,235,000)	(28,737,135)
Proceeds from sale of investments	22,955,000	-
Purchases of property and equipment	(629,608)	(239,848)
Proceeds from sale of property and equipment	4,000	-
Net cash provided by (used for) investing activities	19,094,392	(28,976,983)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	183,759	2,052
Proceeds from employee stock purchases	141,732	-
Proceeds from sale of convertible promissory notes	-	7,493,330
Proceeds from initial public offering of common stock	-	24,109,650
Payments for secondary registration statement costs	(27,443)	-
Payments for capital leases	(3,324)	-
Payments for taxes related to net share settlement of stock options exercised	(55,138)	-
Payments for debt issuance costs	-	(40,961)
Payments for initial public offering costs	(2,889)	(855,665)
Net cash provided by financing activities	236,697	30,708,406
Net change in cash, cash equivalents, and restricted cash	13,254,820	(3,216,559)

Cash, cash equivalents, and restricted cash:
Beginning of period	2,689,789	5,906,348
End of period	$15,944,609	$2,689,789

The following table shows the composition of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the same such amounts in the statements of cash flows as of December 31:

	2018	2017
Cash and cash equivalents	$15,944,609	$2,639,789
Restricted cash	-	50,000
Total	$15,944,609	$2,689,789

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$24,055	$-
Property and equipment funded by capital lease	28,932	-
Leasehold improvements funded by landlord and related deferred rent included in accrued expenses	75,000	-
Registration statement costs included in accounts payable	1,300	-
Debt issuance costs netted against proceeds from sale of convertible promissory notes	-	844,170
Debt discount related to investor and agent warrants (Note 11)	-	1,063,715
Initial public offering costs included in accounts payable and accrued expenses	-	2,889
Underwriter's reimbursable offering costs netted against initial public offering proceeds	-	275,000

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a cellular analysis company that is discovering new cancer sub-types and commercializing diagnostic tests designed to significantly improve the outcomes of cancer patients treated with targeted therapies. The Company’s proprietary CELx diagnostic platform is currently the only commercially ready technology the Company is aware of that uses a patient’s living tumor cells to evaluate the functional status of the cell signaling pathways associated with cancer. The CELx platform identifies the abnormal signaling activity driving a patient’s cancer and quantifies how effectively a targeted therapy can treat it. This enables physicians to select the therapeutic that precisely matches and inhibits a patient’s cellular dysfunction, which significantly increases the likelihood of a positive clinical outcome. The Company was co-founded in 2012 by Brian Sullivan and Lance Laing and is based in Minnesota. The Company has not generated any revenues to date.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC. Operating results for the year ended December 31, 2018 are not necessarily indicative of results to be expected for any future year.

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

On September 22, 2017, the Company completed its IPO whereby it sold 2,760,000 shares of common stock at a public offering price of $9.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $23.3 million, net of underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 10,082,050 shares of common stock were outstanding, which includes 881,911 shares of common stock as a result of the conversion of the Company’s Unsecured Convertible Promissory Notes (See Note 11). The shares began trading on September 20, 2017 on NASDAQ under the symbol “CELC”.

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

Cash and Cash Equivalents

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2018 and December 31, 2017, the Company had $15,822,846 and $2,612,104, respectively, in money market funds that are considered cash equivalents. In connection with the corporate lease, the Company was previously required to maintain $50,000 of cash in a separate savings account. The standby letter of credit expired in July 2018 and the cash was transferred to the Company’s operating account. The balance at December 31, 2017 is presented as restricted cash on the balance sheet.

Investments

The Company maintains its investments in certificates of deposit, U.S. governmental agency securities and U.S. treasury notes and has classified them as held-to-maturity at the time of purchase. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. At December 31, 2018 and December 31, 2017, the Company had $8,952,907 and $28,762,231, respectively, of short term and long-term investments.

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

Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Deferred Transaction Costs

Deferred transaction costs primarily consist of legal fees, SEC filing fees and other fees relating to the Company’s Form S-3 registration statement that was filed on September 21, 2018. The deferred transaction costs were capitalized as incurred and will be offset against any financing raised from future securities offered by the Company for a period up to three years. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering will occur, any deferred transaction costs will be expensed. Total costs incurred were $28,743 and $0 for years ending December 31, 2018 and 2017, respectively.

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

The carrying values of cash equivalents, restricted cash, accounts payable, accrued expenses and other financial working capital items approximate fair value at December 31, 2018 and December 31, 2017, due to the short maturity nature of these items.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $6,325,995 in 2018 and $4,980,427 in 2017.

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials.  These costs are a significant component of the Company’s research and development expenses.  The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements.  The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period.  As actual costs become known, the Company adjusts its prepaid assets or accrued expenses.  The Company has not experienced any material differences between accrued costs and actual costs incurred.  However, the status and timing of actual services performed, number of patients enrolled, and the rate of patient enrollments may vary from the Company’s estimates, resulting in an adjustment to expense in future periods.  Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Application of New or Revised Accounting Standards

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), a company constituting an “emerging growth company” is, among other things, entitled to rely upon certain reduced reporting requirements. The Company is an emerging growth company but has irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets, initially measured at the present value of the lease payments. The accounting guidance for lessors is largely unchanged. The ASU is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. It is to be adopted using a modified retrospective approach. The Company expects to adopt the new standard using the transition method with the recognition of both a right-of-use asset and corresponding lease liability of approximately $340,000 and $400,000 on the balance sheet upon adoption. No impact on the statement of operations is expected.

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

For the years ended December 31, 2018 and 2017, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 478,503 and 501,603 shares of common stock, respectively, warrants to purchase 353,980 and 373,323 shares of common stock, respectively, and 2,571 and 5,250 shares of restricted common stock, respectively.

4.	INVESTMENTS

The following table summarizes the Company’s held-to-maturity investment securities at amortized cost as of December 31:

	December 31, 2018
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$4,415,548	$-	$33,526	$4,382,022
Governmental Agency Securities	3,038,217	-	24,444	3,013,773
U.S. Treasury Notes	1,499,142	-	2,130	1,497,012
Total	$8,952,907	$-	$60,100	$8,892,807

	December 31, 2017
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$14,001,237	$-	$20,146	$13,981,091
Governmental Agency Securities	5,945,314	-	18,101	5,927,213
U.S. Treasury Notes	1,610,306	-	633	1,609,673
Total	$21,556,857	$-	$38,880	$21,517,977

	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Long-term investments:
Certificates of Deposit	$4,165,000	$-	$21,481	$4,143,519
Governmental Agency Securities	3,040,374	-	14,907	3,025,467
Total	$7,205,374	$-	$36,388	$7,168,986

5.	PREPAID ASSETS

Prepaid assets consisted of the following at December 31:

	2018	2017
Current:
Directors & officers’ insurance	$224,125	$162,914
Prepaid rent	21,490	21,673
Other	24,325	25,121
Total	$269,940	$209,708

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2018	2017
Leasehold improvements	$297,094	$22,307
Furniture and equipment	997,416	517,868
	1,294,510	540,175
Less: Accumulated depreciation	(480,897)	(260,119)
Total	$813,613	$280,056

Depreciation expense was $223,037 and $104,704 for the years ending December 31, 2018 and 2017, respectively.

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2018	2017
Accrued compensation	$391,629	$451,631
Deferred rent	63,875	-
Employee Stock Purchase Plan	28,940	32,533
Other	52,347	21,976
Total	$536,791	$506,140

8.	COMMITMENTS

Lease Obligation

The Company leases its corporate space in Minneapolis, Minnesota. At December 31, 2018, the Company had the following minimum commitments for payment of rentals which at inception had a non-cancellable term of more than one year:

Amount
2019	$173,367
2020	193,338
2021	64,940
Total	$431,645

Annual rent expense for operating leases was $125,324 and $51,455 for 2018 and 2017, respectively. In connection with the corporate lease, the Company is no longer required to maintain a $50,000 standby letter of credit, which expired on July 31, 2018.

In September 2017, the Company entered into a non-cancelable operating lease agreement for building space to accommodate expansion in research and development and general corporate office needs. The new lease commenced, and the Company moved to the facility in May 2018, in conjunction with the termination of the existing lease. The new lease contains provisions for future rent increases and leasehold improvement allowances. Rent expense is recorded on a straight-line basis over the lease term. The net difference of rent expense versus the actual cash paid is recorded as deferred rent. Additionally, the leasehold improvement allowances are deferred and recorded as a reduction of rental expense over the lease term using the straight-line method. Deferred rent is reflected in accrued expenses in the financial statements. The new lease agreement extends through April 2021 and provides for monthly rent, real estate taxes and operating expenses.

Clinical Research Study

In May 2017, the Company entered into an agreement with a clinical research organization to conduct a clinical research study. The Company made payments of $200,000 in 2018 and $350,000 in 2017. The company is obligated to make a payment of $50,000 in 2019. Additional payments will be due as certain milestones are met and clinical sites are added. The maximum amount of these additional payments is estimated to be approximately $2,690,000 over the course of the agreement.

In October 2018, the Company entered into an agreement with a biopharmaceutical company and a cancer research center to conduct a clinical research study. The Company is obligated to make a payment after execution of the agreement for approximately $32,000 and future obligations of approximately $150,000 upon certain milestones being met.

Capital Leases

In May 2018, the Company entered into a non-cancelable capital lease agreement for office equipment with a five-year term. The underlying assets are included in furniture and equipment. Assets recorded as property and equipment under capital leases and the accumulated depreciation thereon as of December 31, 2018 were as follows:

December 31, 2018
Furniture and equipment	$28,932
Less: Accumulated depreciation	(3,375)
Net book value of property and equipment under capital lease	$25,557

As of December 31, 2018, future minimum lease payments under capital leases were as follows:

Amount
2019	$7,255
2020	7,255
2021	7,255
2022	7,255
2023	3,022
Total minimum capital lease payments	32,042
Less amount representing interest	401
Less amount representing services	6,033
Present value of net minimum capital lease payments	$25,608

9.	STOCKHOLDERS’ EQUITY

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

At December 31, 2018 and 2017, the Company had common stock shares outstanding of 10,186,382 and 10,087,516, respectively.

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

At December 31, 2018 and 2017, the Company had warrants to purchase 353,980 and 373,323 common shares outstanding, respectively, at a weighted average exercise price of $9.42. A total of 19,343 and 216 warrants were exercised in the years ending December 31, 2018 and 2017, respectively.

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

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the years ended December 31:

	2018	2017
Risk-free interest rate	2.52% - 3.09%	1.89% - 2.40%
Expected volatility	72.0% - 76.0%	75.0%
Expected life (years)	5.5 to 10.00	5.5 to 10.00
Expected dividend yield	0%	0%

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

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options underlying the agreements would also be cancelled. Unvested nonemployee options were marked-to-market as of April 1, 2018, the date that the Company adopted the newly issued ASU No. 2018-07.

The following table summarizes the activity for all stock options outstanding at December 31 under the Plan:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	501,603	$7.58	302,088	$5.91
Granted	66,899	23.17	233,630	9.78
Exercised	(89,999)	7.60	-	-
Forfeited	-	-	(34,115)	7.87
Balance at December 31	478,503	$9.73	501,603	$7.58

Options exercisable at December 31:	256,029	$7.00	201,705	$5.80

Weighted Average Grant Date Fair Value for Options Granted During the period:		$15.76		$6.35

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2018 under the Plan:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
478,503	7.88	$9.73	$6,887,328	256,029	$7.00	$4,349,770

The Company recognized stock-based compensation expense for stock options of $1,009,620 and $818,098 for the years ending December 31, 2018 and 2017, respectively.

A restricted stock award of 2,571 and 5,250 shares was granted to a member of the board of directors in 2018 and 2017, respectively. The Company has 2,571 and 5,250 shares outstanding as of December 31, 2018 and 2017, respectively and 0 shares vested as of December 31, 2018 and 2017. The Company recognized stock-based compensation expense for the restricted stock of $87,232 and $28,193 for the years ending December 31, 2018 and 2017, respectively.

The total remaining shares available for grant under the 2017 plan is 618,550.

 Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2019	$776,145
2020	477,676
2021	302,387
2022	117,538
Total estimated compensation cost to be recognized	$1,673,746

2017 Employee Stock Purchase Plan

The Company’s employee stock purchase plan, or ESPP, was adopted by the Company’s board on September 6, 2017, and approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company has reserved a total of 100,000 shares for issuance. The number of shares authorized and reserved for issuance under the ESPP will be automatically increased on the first day of each of the Company’s fiscal years beginning in 2019 by the number of shares equal to 0.5% of the total outstanding number of shares of common stock. However, the Company’s board may reduce the amount of the increase in any particular year. The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The plan is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The plan is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock-based compensation expense of $71,764 and $28,095 for the periods ending December 31, 2018 and 2017, respectively.

The Company recognized total stock-based compensation, as follows for the years ended December 31:

	2018	2017
Stock-based compensation expense in operating expenses:
Research and development	$727,216	$608,456
General and administrative	441,400	265,930
Total	$1,168,616	$874,386

11.	UNSECURED CONVERTIBLE PROMISSORY NOTES

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

Following the conversion of Celcuity LLC to Celcuity Inc. on September 15, 2017, Celcuity Inc. began filing federal and state returns where required. No income tax benefit was recorded for the year 2018 and the period September 16, 2017 through December 31, 2017, due to net losses and recognition of a valuation allowance. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ending December 31:

	2018	2017
Tax benefit at statutory federal rate	$(1,571,000)	$(682,000)
State income tax benefit, net of federal tax effect	(30,000)	(130,000)
Change in valuation allowance on deferred tax assets	1,881,000	897,000
Other permanent items	(280,000)	3,000
Revaluation of deferred taxes due to U.S. Tax Reform	-	366,000
Change in tax status	-	(454,000)
Income tax benefits	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2018. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	2018	2017
Deferred tax assets (liabilities):
Accrued expenses	$14,000	$112,000
Share-based compensation	329,000	325,000
Property and equipment	103,000	68,000
Start-up expenditures	1,265,000	-
Net operating losses and tax credits	1,067,000	392,000
Valuation allowance	(2,778,000)	(897,000)
Net deferred tax assets (liabilities)	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the Act) was signed into United States tax law. As a result, certain provisions in this Act affect the deferred tax assets and liabilities and the deferred tax provision of the Company as of and for the year ended December 31, 2017. Among other provisions included in the Act, the U.S. federal corporate tax rate is reduced from a graduated rate up to 35% to a flat rate of 21%. The Company has adjusted its deferred tax assets and liabilities at December 31, 2017 to reflect the Act’s reduction of corporate tax rates which are expected to be in effect in future years as the deferred tax assets and liabilities are realized. The effect of this adjustment has been recognized as an increase in the deferred provision for income taxes of $366,000.

At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $3.1 million and $0.2 million, respectively. The net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The net operating loss carryforwards starting in 2018 have no expiration.

Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company's ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may limit in the future the amount of net operating loss carryforwards available to offset future taxable income.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more likely than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2018, and 2017, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Prior to the conversion, Celcuity was a limited liability company and therefore was taxed as a partnership for income tax purposes. Accordingly, no benefit for income taxes was recorded prior to the conversion.

For years before 2014, the Company is no longer subject to U.S. federal or state income tax examinations. The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the small size of the Company and limited segregation of duties, our disclosure controls and procedures were not effective as of December 31, 2018.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”) in Internal Control-Integrated Framework. Based on the assessment, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2018, our internal control over financial reporting was not effective due to limited segregation of duties, which is indicative of many small companies with limited staff.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the designation as an “emerging growth company,” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

Brian F. Sullivan, age 57, is our co-Founder and has served as Chairman of the Board and Chief Executive Officer since we commenced operations in 2012. Mr. Sullivan has over 25 years of experience founding and building successful, high growth technology companies. He was Chairman and CEO of SterilMed, a medical device reprocessing company, from 2003, when he led an investment group to acquire a majority interest, until its sale to Ethicon Endo-Surgery Inc., a Johnson & Johnson company, for $330 million in 2011. Previously, he was co-founder and Chief Executive Officer of Recovery Engineering, a filtration company, which he took public and subsequently sold to Procter & Gamble for $265 million in 1999. Since 2003, Mr. Sullivan has served on the board of directors of Entegris, Inc., a publicly-held company. Mr. Sullivan has received six U.S. patents and has several pending. He graduated magna cum laude with distinction from Harvard College with an A.B. in economics. Among other attributes, skills, and qualifications, the board of directors believes Mr. Sullivan is uniquely qualified to serve as a director based on his extensive operational and business development experience, and his knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.

Lance G. Laing, Ph.D., age 57, is our co-Founder and has served as Chief Science Officer, Vice President, Secretary and Director since we commenced operations in 2012. Dr. Laing’s career spans more than 15 years in drug discovery research and technology development. He received his doctorate in biophysics and biochemistry from The Johns Hopkins University and completed a National Institutes of Health post-doctoral fellowship at Washington University Medical School. He has received 18 U.S. patents and has an additional 24 U.S. patents pending. His drug discovery research career began at Scriptgen/Anadys Pharmaceuticals (purchased by Novartis), where he worked under Professor Peter Kim, who became President of Merck Research. He also was Director of Chemistry and Bioapplications and Director of Detection Product Development for two companies that each developed instruments similar to those Celcuity uses to perform the CELx tests. His work at these two instrument companies gave him unique expertise and experience in developing a variety of patented applications for these instruments. Most recently, he served as an executive director for an international drug discovery and development company. Among other attributes, skills, and qualifications, the board of directors believes Dr. Laing is uniquely qualified to serve as a director based on his significant research, medical and scientific expertise.

Maureen Cronin, Ph.D., age 66, recently retired as Executive Director of Research Informatics at Celgene Corporation, where she served beginning 2012. Dr. Cronin’s career spans more than 25 years in biotechnology research and development and drug discovery research. She has served at seven biotechnology or molecular diagnostics startups, including service as a senior research executive at two leading oncology precision medicine diagnostics companies. From 2001 to 2010, she was Vice President of Research at Genomic Health, Inc. and from 2010 to 2012, she was Vice President of Research and Development at Foundation Medicine, Inc. Her technology research and development career began at Affymetrix (purchased by Thermo Fisher). She currently serves as a director of a privately-held company. She received her doctorate in physiology and pharmacology from University of California, San Diego as a Regents’ Fellow and completed a UCSD post-doctoral fellowship at the San Diego VA Hospital. She has been named an inventor on 17 U.S. and 11 European patents and has authored or coauthored more than 40 peer reviewed publications. Her work at diagnostics and drug development companies gives her unique expertise and experience in developing and delivering precision medicine tests. Among other attributes, skills, and qualifications, the board of directors believes Ms. Cronin is uniquely qualified to serve as a director based on her significant diagnostics research and applied scientific expertise.

David F. Dalvey, age 60, has served as a member of Celcuity’s board of directors since February 2014. Mr. Dalvey has more than 30 years of experience in the fields of corporate finance and venture capital, working primarily with growth-oriented technology and life-science businesses. He has over 10 years of corporate finance advisory experience with two national investment banks, completing over 150 individual transactions. He has been the General Partner of Brightstone Venture Capital, a venture capital management company, since September 2000. Brightstone is a 25-year old venture capital management company that has raised and managed ten venture partnerships. Previously, he held management positions with R.J. Steichen and Company, an investment bank, from 1995 to 2000, The Food Fund LP, a venture capital firm, from 1992 to 1995 and Wessels, Arnold & Henderson, an investment bank, from 1987 to 1992. Mr. Dalvey served on the board of directors for Navarre Corporation (now Speed Commerce, Inc.) from 2009 until November 2012, on the board of managers for Blue Rock Market Neutral Fund, a mutual fund registered under the Investment Company Act of 1940 from 2000 to 2014 and on the board of directors for Digitiliti, Inc. from July 2011 until October 2012. Mr. Dalvey has significant operational exposure as a board director or advisor to many other public and privately held growth businesses and has served on these companies’ audit, strategic or governance committees, including companies such as HomeSpotter, Definity Health, AppTec Laboratories, CHF Solutions, BiteSquad, Agiliti, and Nature Vision. Mr. Dalvey received a B.S. in Business/Management Economics from University of Minnesota. Among other attributes, skills, and qualifications, the board of directors believes Mr. Dalvey is uniquely qualified to serve as a director based on his leadership experience in operating both public and private companies and his experience working in the investment community and with investment firms enable him to bring valuable insight and knowledge to our board of directors.

Richard J. Nigon, age 71, is currently Senior Vice President of Cedar Point Capital, LLC., a private company that raises capital for early stage companies, where he has served since 2007. Mr. Nigon has also been a board member for Tactile Systems Technology since September 2012 and Northern Technologies International Corp. since February 2010, including its non-executive Chairman of the board of directors since November 2012. Mr. Nigon also serves as a director of several private companies. Mr. Nigon previously served as a board member for Vascular Solutions, Inc. from November 2000 to February 2017, when it was acquired by Teleflex, Incorporated and as a board member for Virtual Radiologic Corporation from May 2007 until it was acquired in July 2010. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements of Stifel Nicolaus until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he served as a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young’s Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly-traded companies in the consumer retailing and manufacturing sectors. We believe Mr. Nigon is qualified to serve on our board of directors because of his extensive public accounting and auditing experience, including particular experience with emerging growth companies. We also feel that he will bring to the board of directors a strong background in financial controls and reporting, financial management, financial analysis, SEC reporting requirements and mergers and acquisitions. His strategic planning expertise gained through his management and leadership roles at private investment firms also makes him well-suited to serve as a member of our board of directors.

Executive Officers

Information regarding our Chief Executive Officer, Brian F. Sullivan, and our Chief Science Officer, Lance G. Laing, PhD., is included above under the heading “Directors”.

Vicky Hahne, age 52, joined as our Chief Financial Officer in July 2017. She has more than 20 years of financial leadership experience, including the most recent 10 years in the healthcare industry. Prior to joining Celcuity, Ms. Hahne served as Controller of Respiratory Technologies Inc., a medical device manufacturer, from 2015 to 2017. While at Respiratory Technologies, she played a key role in the due diligence process to sell the company to Koninklijke Philips. In 2014, she served as Controller for Ability Network Inc., a healthcare information technology company. From 2007 to 2012, Ms. Hahne served as Controller of Sterilmed Inc., a medical device reprocessing company, where she was significantly involved in the sale of the company to Johnson & Johnson. Prior to these roles, Ms. Hahne held several senior financial positions at SimonDelivers Inc., including Chief Financial Officer. Ms. Hahne has extensive experience in early stage, high growth companies with responsibilities including financial controls and stewardship, financial analysis, mergers and acquisitions, building infrastructure and systems. She received a B.S. degree in Finance and Accounting from Northern State University and received her CPA certificate in 1990.

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by this Item 11 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accounting Fees and Services

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

Dated: March 01, 2019		CELCUITY INC.

	By	/s/ Brian F. Sullivan
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

Signature	Title	Date

/s/ Brian F. Sullivan	Chairman and Chief Executive Officer	March 01, 2019
Brian F. Sullivan	(Principal Executive Officer)

/s/ Vicky Hahne	Chief Financial Officer	March 01, 2019
Vicky Hahne	(Principal Financial and Accounting Officer)

/s/ Lance G. Laing	Chief Science Officer, Vice President and Secretary, and	March 01, 2019
Lance G. Laing	Director

/s/ Maureen Cronin	Director	March 01, 2019
Maureen Cronin

/s/ Dave F. Dalvey	Director	March 01, 2019
Dave F. Dalvey

/s/ Richard J. Nigon	Director	March 01, 2019
Richard J. Nigon

EXHIBIT INDEX

CELCUITY INC.

FORM 10-K

Exhibit No.	Description

2.1	Form of Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.1+	Celcuity Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.2+	Amendment No. 1 to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

10.3+	Form of Stock Option Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.4+	Form of Restricted Stock Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.5+	Form of Restricted Stock Unit Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.6+	Form of Stock Appreciation Rights Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.7+	Celcuity LLC 2012 Equity Incentive Plan, adopted August 10, 2012, as amended by First Amendment to the Celcuity LLC 2012 Equity Incentive Plan, adopted November 12, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.8+	Form of Incentive Plan Unit Option Agreement pursuant to the Celcuity LLC 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.9+	Form of Warrant to Purchase Units of Membership Interest issued by Celcuity LLC to Cedar Point Capital, LLC, as placement agent of membership units and unsecured convertible promissory notes of Celcuity LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.10	Form of 1.25% Unsecured Convertible Promissory Note issued by Celcuity LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.11	Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.12	Commercial Lease, dated September 28, 2017, between West Glen Development I, LLC and Celcuity, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on November 13, 2017).

10.13	Clinical Trial Agreement, dated May 8, 2017, between NSABP Foundation, Inc. and Celcuity LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.14+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Brian F. Sullivan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.15+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Lance G. Laing (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.16+	Confidentiality, Non-Compete and Proprietary Rights Agreement, dated May 17, 2017, between Celcuity LLC and Vicky Hahne (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.17	Form of Indemnification Agreement between Celcuity Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.18	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

23.1*	Consent of Boulay PLLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of principal executive officer required by Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Rule 13a-14(a).

32.1**	Section 1350 Certification of principal executive officer.

32.2**	Section 1350 Certification of principal financial officer.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2018, formatted, in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.

