Form 10-Q
period 2019-03-31
Celcuity Inc.
filed 2019-05-07
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-38207

CELCUITY INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 82-2863566
(State of incorporation)	(IRS Employer Identification No.)

16305 36th Avenue North; Suite 100

Minneapolis, Minnesota 55446

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (763) 392-0767

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	CELC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On April 29, 2019, there were 10,209,115 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,724,166	$15,944,609
Investments	8,699,944	8,952,907
Deposits	22,009	22,009
Deferred transaction costs	28,743	28,743
Prepaid assets	287,765	269,940
Total current assets	23,762,627	25,218,208
Property and equipment, net	862,185	813,613
Operating lease right-of-use assets	315,688	-
Total Assets	$24,940,500	$26,031,821
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$208,919	$119,811
Finance lease liabilities	5,740	5,730
Operating lease liabilities	182,302	-
Accrued expenses	485,194	536,791
Total current liabilities	882,155	662,332
Finance lease liabilities	18,440	19,878
Operating lease liabilities	176,600	-
Total Liabilities	1,077,195	682,210
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized as of March 31, 2019 and December 31, 2018; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 10,209,115 and 10,186,382 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	10,209	10,186
Additional paid-in capital	35,187,046	34,827,467
Accumulated deficit	(11,333,950)	(9,488,042)
Total Stockholders' Equity	23,863,305	25,349,611
Total Liabilities and Stockholders' Equity	$24,940,500	$26,031,821

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018

Operating expenses:

Research and development	$1,590,958	$1,545,668
General and administrative	383,545	530,640
Total operating expenses	1,974,503	2,076,308
Loss from operations	(1,974,503)	(2,076,308)

Other income (expense)
Interest expense	(43)	-
Interest income	128,638	108,361
Other income, net	128,595	108,361
Net loss before income taxes	(1,845,908)	(1,967,947)
Income tax benefits	-	-
Net loss	$(1,845,908)	$(1,967,947)

Net loss per share, basic and diluted	$(0.18)	$(0.19)

Weighted average common shares outstanding, basic and diluted	10,198,461	10,096,008

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2018	10,186,382	$10,186	$34,827,467	$(9,488,042)	$25,349,611
Stock-based compensation	-	-	120,991	-	120,991
Non-employee stock-based compensation	-	-	63,654	-	63,654
Exercise of common stock options	22,733	23	174,934	-	174,957
Net loss	-	-	-	(1,845,908)	(1,845,908)
Balance at March 31, 2019 (unaudited)	10,209,115	$10,209	$35,187,046	$(11,333,950)	$23,863,305

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2017	10,087,516	$10,087	$33,388,597	$(2,007,227)	$31,391,457
Exercise of common stock warrants	19,343	20	183,739	-	183,759
Stock-based compensation			157,012	-	157,012
Non-employee stock-based compensation	-	-	179,467	-	179,467
Net loss	-	-	-	(1,967,947)	(1,967,947)
Balance at March 31, 2018 (unaudited)	10,106,859	$10,107	$33,908,815	$(3,975,174)	$29,943,748

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,845,908)	$(1,967,947)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	76,168	39,738
Stock-based compensation	184,645	336,479
Change in accrued interest income	7,963	(23,912)
Changes in operating assets and liabilities:
Prepaid assets and deposits	(17,825)	(36,969)
Accounts payable	13,309	58,131
Accrued expenses	12,278	146,850
Non-cash operating lease, net	(20,661)	-
Net cash used for operating activities	(1,590,031)	(1,447,630)

Cash flows from investing activities:
Purchases of investments	-	(735,000)
Proceeds from sale of investments	245,000	2,135,000
Purchases of property and equipment	(47,641)	(204,260)
Proceeds from sale of property and equipment	-	1,000
Net cash provided by investing activities	197,359	1,196,740

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	-	183,759
Proceeds from exercise of employee stock options	174,957	-
Payments for shelf registration statement costs	(1,300)	-
Payments for capital leases	(1,428)	-
Net cash provided by financing activities	172,229	183,759
Net change in cash, cash equivalents, and restricted cash	(1,220,443)	(67,131)

Cash, cash equivalents, and restricted cash:
Beginning of period	15,944,609	2,689,789
End of period	$14,724,166	$2,622,658

The following table shows the composition of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the same such amounts in the statements of cash flows as of March 31:

	2019	2018
Cash and cash equivalents	$14,724,166	$2,572,658
Restricted cash	-	50,000
Total	$14,724,166	$2,622,658

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$101,154	$-

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three Months Ended March 31, 2019 and 2018)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2018 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

Accounting Estimates

Management uses estimates and assumptions in preparing these unaudited condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of stock-based compensation and prepaid or accrued clinical trial costs.

Cash, Cash Equivalents, and Restricted Cash

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At March 31, 2019 and December 31, 2018, the Company had $14,556,544 and $15,822,846, respectively, in money market funds and U.S. Treasury Bills that are considered cash equivalents. In connection with the prior lease, the Company was required to maintain $50,000 of cash in a separate savings account to secure a standby letter of credit. The standby letter of credit expired in July 2018 and the cash was transferred to the Company’s operating account.

Investments

The Company maintains its investments in certificates of deposit, U.S. governmental agency securities and U.S. treasury notes and has classified them as held-to-maturity at the time of purchase. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. At March 31, 2019 and December 31, 2018, the Company had $8,699,944 and $8,952,907, respectively, of investments.

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

Deferred Transaction Costs

Deferred transaction costs primarily consist of legal fees, SEC filing fees and other fees relating to the Company’s Registration Statement on Form S-3 filed with the SEC on September 21, 2018. The deferred transaction costs were capitalized as incurred and will be offset against the proceeds from future securities offered by the Company for a period up to three years. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering will occur, any deferred transaction costs will be expensed. No costs were incurred for the three months ending March 31, 2019.

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

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (“FASB”) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.

•	Level 2 Inputs: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying values of cash equivalents, accounts payable, accrued expenses and other financial working capital items approximate fair value at March 31, 2019 and December 31, 2018 due to the short maturity nature of these items.

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

Stock-Based Compensation

The Company’s stock-based compensation consists of stock options and restricted stock issued to certain employees and nonemployees of the Company and the Company’s 2017 Employee Stock Purchase Plan. The Company recognizes compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing method. The Company has elected to account for forfeitures as they occur.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $1,590,958 and $1,545,668 for the three months ended March 31, 2019 and 2018, respectively.

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials.  These costs are a significant component of the Company’s research and development expenses.  The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with service agreements with its third-party service providers.  The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period.  As actual costs become known, the Company adjusts its prepaid assets or accrued expenses.  The Company has not experienced any material differences between accrued costs and actual costs incurred.  However, the status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from the Company’s estimates, resulting in an adjustment to expense in future periods.  Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, we adopted the FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which we elected. As a result of the adoption of ASC 842 on January 1, 2019, we recorded both operating lease right-of-use (ROU) assets of $356,539, lease liabilities of $404,931, and eliminated deferred rent of $63,875 and prepaid rent of $15,483. The adoption of ASC 842 had no impact on our Condensed Statement of Operations and Condensed Statement of Cash Flows for the three-month period ended March 31, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 8.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amended Statement of Cash Flows (Topic 230) of the Accounting Standards Codification (“ASC”). The new guidance requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard as of January 1, 2018 and applied it retrospectively.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees and to supersede the guidance in ASC 505-50. The new guidance is substantially the same as current guidance for employee awards. The Company adopted this standard as of April 1, 2018 using the modified retrospective approach. The remeasurement of open awards to nonemployees was based on the fair value of such awards as of the date of adoption and resulted in no material change to accumulated deficit or additional paid-in capital.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations is required to be filed. The Company has included its first presentation of changes in stockholders’ equity in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

3.	Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same.

For the three months ended March 31, 2019 and 2018, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 388,965 and 507,103 shares of common stock, respectively, warrants to purchase 353,980 shares of common stock, and 2,571 and 5,250 shares of restricted common stock, respectively.

4.	Investments

The following tables summarizes the Company’s held-to-maturity investment securities at amortized cost as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$4,178,733	$-	$17,981	$4,160,752
Governmental Agency Securities	3,014,355	-	11,962	3,002,393
U.S. Treasury Notes	1,506,856	-	566	1,506,290
Total	$8,699,944	$-	$30,509	$8,669,435

	December 31, 2018
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$4,415,548	$-	$33,526	$4,382,022
Governmental Agency Securities	3,038,217	-	24,444	3,013,773
U.S. Treasury Notes	1,499,142	-	2,130	1,497,012
Total	$8,952,907	$-	$60,100	$8,892,807

The Company’s held-to-maturity investments of $8,699,944 will mature in 2019.

5.	Prepaid Assets

Prepaid assets consisted of the following:

	March 31, 2019	December 31, 2018
Current:
Directors & officers’ insurance	$163,000	$224,125
Software License	64,270	-
Other	60,495	45,815
Total	$287,765	$269,940

6.	Property and Equipment

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Leasehold improvements	$299,003	$297,094
Furniture and equipment	1,120,247	997,416
	1,419,250	1,294,510
Less: Accumulated depreciation	(557,065)	(480,897)
Total	$862,185	$813,613

Depreciation expense was $76,168 and $39,738 for the three months ended March 31, 2019 and 2018, respectively.

7.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Accrued compensation	$337,507	$391,629
Deferred rent	-	63,875
Employee Stock Purchase Plan	52,313	28,940
Other	95,374	52,347
Total	$485,194	$536,791

8.	Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In September 2017, the Company entered into a non-cancelable operating lease agreement for building space. The new lease commenced, and the Company moved to the facility in May 2018, in conjunction with the termination of the existing lease. Rent expense is recorded on a straight-line basis over the lease term. The new lease agreement extends through April 2021 and provides for monthly rent, real estate taxes and operating expenses.

The lease agreement includes the option to extend the term for two periods of one year each. The option to extend is at the Company’s discretion and because it has not been determined if the option to extend will be exercised, the extended lease terms are not included in the ROU assets and lease liabilities. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

In May 2018, the Company entered into a non-cancelable finance lease agreement for office equipment with a five-year term. The underlying assets are included in furniture and equipment. The lease contains a bargain purchase option at the end of the lease.

When an implicit rate is not provided, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Supplemental balance sheet information related to leases is as follows:

Operating Lease	March 31, 2019
Right-of-use asset	$315,688

March 31, 2019
Operating lease liability	$358,902
Less: short term portion	(182,302)
Long term portion	$176,600

Finance Lease	March 31, 2019
Furniture and equipment	$28,932
Less: Accumulated depreciation	(4,822)
Net book value of property and equipment under finance lease	$24,110

March 31, 2019
Finance lease liability	$24,179
Less: short term portion	(5,740)
Long term portion	$18,440

Maturity analysis under lease agreements is as follows:
	Operating Leases	Finance Leases
2019	$126,915	$5,441
2020	193,338	7,255
2021	64,940	7,255
2022	-	7,255
2023	-	3,022
Total minimum lease payments	385,193	30,228
Less: Present value discount	(26,291)	(358)
Less amount representing services	-	(5,691)
Present value of net minimum lease payments	$358,902	$24,179

Weighted average	Remaining Lease Term	Discount Rate
Operating lease	2.0 years	5.5%
Finance lease	4.1 years	1.0%

Lease costs for the period ended March 31, 2019:

Three-month Period

Operating lease cost	$41,063
Finance lease cost:
Amortization	1,446
Interest	43
Variable lease cost	23,935
Total lease cost	$66,487

Supplemental cash flow information related to leases for the period ended March 31, 2019:

Three-month Period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$70,044
Operating cash outflow from finance leases	384
Financing cash outflow from finance leases	1,428
Total cash paid for amounts included in operating and finance leases	$71,856

Clinical Research Study

In May 2017, the Company entered into an agreement with a clinical research organization to conduct a clinical research study. The Company made payments of $50,000, $200,000 and $350,000 in 2019, 2018 and 2017, respectively. Additional payments will be due as certain milestones are met and clinical sites are added. The maximum amount of these additional payments is estimated to be approximately $2,690,000 over the course of the agreement.

In October 2018, the Company entered into an agreement with a biopharmaceutical company and a cancer research center to conduct a clinical research study. The Company is obligated to make a payment of approximately $32,000 after execution of the agreement and future payments of approximately $150,000 will be required upon certain milestones being met.

9.	Stockholders’ Equity

On September 15, 2017, in connection with its initial public offering (“IPO”), Celcuity LLC filed a certificate of conversion, whereby Celcuity LLC effected a corporate conversion from a Minnesota limited liability company to a Delaware corporation and changed its name to Celcuity Inc. Pursuant to the conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 40 units for one share of common stock. The Company had 257,604,208 member units issued and outstanding as of September 15, 2017. After giving effect to the corporate conversion, the number of common shares outstanding as of such date is 6,440,139. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. The corporate conversion was approved by members holding a majority of the outstanding units of Celcuity LLC, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. The Company determined that the corporate conversion is equivalent to a change in the Company’s capital structure.

On September 22, 2017, the Company completed its IPO whereby it sold 2,760,000 shares of common stock at a public offering price of $9.50 per share. The aggregate net proceeds received by the Company from the offering were approximately $23.3 million, net of underwriting commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 10,082,050 shares of common stock were outstanding, which included 881,911 shares of common stock issued as a result of the conversion of the Company’s convertible notes. Shares of the Company’s common stock began trading on September 20, 2017 on The Nasdaq Capital Market under the symbol “CELC”.

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

At March 31, 2019 and December 31, 2018, the Company had 10,209,115 and 10,186,382 shares of common stock outstanding, respectively.

Warrants

In connection with the 2016 private placement offering of units, the Company issued ten-year warrants to the placement agent of the private placement. The warrants allow the placement agent to purchase up to 55,249 shares of common stock at $7.56 per share. The warrants were immediately exercisable and expire on January 14, 2026 and May 2, 2026. These warrants are equity classified and the $330,607 fair value of warrants is reflected as additional paid-in capital.

In connection with the private placement offering of convertible notes, the Company issued ten-year warrants to the placement agent to purchase 48,615 shares of common stock at $8.42 per share. The warrants were immediately exercisable and expire on April 28, 2027 and May 17, 2027. These warrants are equity classified and the $286,999 fair value of the warrants is reflected as additional paid-in capital.

In addition, the Company granted the purchasers of the convertible notes the right to receive a seven-year warrant to purchase 131,675 shares of common stock at an exercise price equal to the conversion price of the convertible notes. With the completion of the IPO on September 22, 2017, these warrants were issued. These warrants were immediately exercisable and expire on September 22, 2024. These warrants are equity classified and the $776,717 fair value of the warrants is reflected as additional paid-in capital

In connection with the IPO, the Company issued a five-year warrant to the underwriter. The warrant allows the underwriter to purchase up to 138,000 shares of common stock at $10.45 per share. This warrant was immediately exercisable and expires on September 19, 2022. This warrant is equity classified and the $784,111 fair value of the warrant is reflected as additional paid-in capital.

At March 31, 2019 and December 31, 2018, the Company had warrants to purchase 353,980 common shares outstanding, at a weighted average exercise price of $9.42. A total of 0 and 19,343 warrants were exercised in the three months ended March 31, 2019 and 2018, respectively.

10.	Stock-Based Compensation

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan, as amended, was adopted by the Company’s board and approved by the members of the Company on August 10, 2012. The Company reserved a maximum of 625,000 shares of common stock for issuance under the 2012 Equity Incentive Plan. The 2012 Equity Incentive Plan provides for share options, restricted share awards, performance share awards or share bonuses. The exercise price of each share option granted under the 2012 Equity Incentive Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2012 Equity Incentive Plan is ten years. The Company’s board administered the 2012 Equity Incentive Plan and determined the provisions of incentive awards, including eligible recipients, number of shares subject to an incentive award, exercise price, vesting schedule, duration of an incentive award and other restrictions an incentive award may be subject to. The 2012 Equity Incentive Plan was frozen on September 6, 2017 and any new awards will be issued under the terms of the 2017 Stock Incentive Plan.

2017 Stock Incentive Plan

The 2017 Stock Incentive Plan (the “2017 Plan”) was adopted by the Company’s board on September 6, 2017, became effective following the corporate conversion on September 15, 2017, and was approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Plan. The number of shares reserved for issuance under the 2017 Plan will increase automatically on January 1, 2019 and each subsequent anniversary through January 1, 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The Company’s board decided that no increase would occur on January 1, 2019. The maximum permitted term of options granted under the 2017 Plan is ten years. The 2017 Plan provides for stock options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses. The exercise price of each share option granted under the 2017 Plan is not less than 100% of the fair market value of one share of common stock on the date of grant. The 2017 Plan is generally administered by the compensation committee of the Company’s board, which has the authority to interpret the 2017 Plan, grant awards and make all other determinations necessary for the administration of the 2017 Plan.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the three months ended March 31:

	2019	2018
Risk-free interest rate	2.47%	2.52% - 2.71%
Expected volatility	80.0%	76.0%
Expected life (years)	6.05	6.25 to 10.00
Expected dividend yield	0%	0%

The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of shares of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the quoted price on the grant date. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility is estimated based on historical volatility information of peer companies that are publicly available.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options issued in connection with the agreements would also be cancelled. Unvested nonemployee options were marked-to-market as of April 1, 2018, the date that the Company adopted ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.

The following table summarizes the activity for all stock options outstanding for during the three months ended March 31:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	478,503	$9.73	501,603	$7.58
Granted	250	22.22	5,500	17.38
Exercised	(22,733)	7.69	-	-
Forfeited	(67,055)	9.37	-	-
Balance at March 31	388,965	$9.91	507,103	$7.69

Options exercisable at March 31:	253,719	$7.09	215,806	$5.87

Weighted Average Grant Date Fair Value for Options Granted During the period:		$15.53		$12.08

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2019:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
388,965	7.67	$9.91	$4,806,959	253,719	$7.09	$3,761,146

The Company recognized stock-based compensation expense for stock options of $162,829 and $266,096 for the three months ended March 31, 2019 and 2018, respectively.

A restricted stock award of 2,571 shares was granted to a member of the Company’s board in 2018. The Company had 2,571 and 5,250 shares of restricted stock outstanding as of March 31, 2019 and 2018, respectively, and 0 shares of restricted stock vested during the three months ended March 31, 2019 or 2018. The Company recognized stock-based compensation expense for restricted stock of $12,786 and $42,289 for the three months ended March 31, 2019 and 2018, respectively.

The total remaining shares available for grant under the 2017 Plan is 626,837.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2019	$356,162
2020	351,781
2021	270,032
2022	102,378

Total estimated compensation cost to be recognized	$1,080,353

2017 Employee Stock Purchase Plan

The Company’s 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board on September 6, 2017 and approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company has reserved a total of 100,000 shares for issuance under the ESPP. The number of shares authorized and reserved for issuance under the ESPP will be automatically increased on the first day of each of the Company’s fiscal years beginning in 2019 by the number of shares equal to 0.5% of the total outstanding number of shares of common stock. However, the Company’s board may reduce the amount of the increase in any particular year. The Company’s board decided that no increase would occur on January 1, 2019. The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The ESPP is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock-based compensation expense related to the ESPP of $9,030 and $28,094 for the three months ended March 31, 2019 and 2018, respectively.

The Company recognized total stock-based compensation expense as follows for the three months ended March 31:

	Three Months Ended
	March 31,
	2019	2018

Stock-based compensation expense in operating expenses:
Research and development	$100,257	$161,670
General and administrative	84,388	174,810
Total	$184,645	$336,479

11.	Income Taxes

The Company has not recorded an income tax benefit for the three months ended March 31, 2019 or 2018 due to net losses and recognition of a full valuation allowance.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019 and elsewhere in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In addition to the two new breast cancer sub-types our CELx MP Test diagnoses, we are developing CELx tests to diagnose 12 new potential cancer sub-types we have discovered in breast, lung, colon, ovarian, kidney, and bladder cancers. Approved or investigational drugs are currently available to treat these new potential cancer sub-types. We expect to launch these additional tests on a staggered basis over the next few years while continuing our research to identify additional new cancer sub-types.

Our overall commercialization strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. We have two collaborations underway that rely on the CELx HSF Test to select breast cancer patients for treatment with HER2 targeted therapies. For the first of these collaborations, we are fielding a prospective clinical trial with Genentech and the NSABP to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with abnormal HER2 signaling. We expect interim results from this trial in late 2019 and final results approximately nine months later. For the second of these collaborations, we are fielding a prospective clinical trial with Puma Biotechnology, Inc. (“Puma”) and West Cancer Center to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy, in breast cancer patients selected with our CELx HSF Test. The trial was activated in early 2019 and we expect to obtain interim results in late 2019 or early 2020 and final results approximately 12 months later.

For a third collaboration, we were selected by NSABP and Puma to evaluate tissue samples from a Phase II study evaluating Puma ’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients. This 35-patient study is expected to be completed in late 2020. Unlike the trial with NSABP and Genentech, our test will be used solely to evaluate tissue samples after they have been enrolled in this trial. We will not receive payment for the testing we perform. We expect our CELx test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

In conjunction with the development of the CELx MP Test, we will seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of combining HER family inhibitors and c-Met inhibitors in breast cancer patients who have abnormal c-Met and abnormal HER1 pathway activity. The FDA has approved two c-Met inhibitors and six HER-family inhibitors for cancer treatment. Additional c-Met and HER-family inhibitors are being evaluated in on-going clinical trials. Several pharmaceutical companies possess both a c-Met and a HER family inhibitor.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended March 31, 2019 and 2018, we reported a net loss of approximately $1.8 million and $2.0 million, respectively. As of March 31, 2019, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $11.3 million under Celcuity Inc. As of March 31, 2019, we had cash, cash equivalents, and investments of approximately $23.4 million.

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

Sales and Marketing

Sales and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our CELx platform and corresponding CELx tests. We expect to begin to incur increased sales and marketing expenses in anticipation of the commercialization of our first CELx tests. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

Interest expense is the result of finance lease obligations.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended
	March 31,		Increase (Decrease)
	2019	2018	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$1,590,958	$1,545,668	$45,290	3%
General and administrative	383,545	530,640	(147,095)	(28)
Total operating expenses	1,974,503	2,076,308	(101,805)	(5)
Loss from operations	(1,974,503)	(2,076,308)	101,805	(5)

Other income (expense)
Interest expense	(43)	-	(43)	n/a
Interest income	128,638	108,361	20,277	19
Other income, net	128,595	108,361	20,234	19
Net loss before income taxes	(1,845,908)	(1,967,947)	122,039	(6)
Income tax benefits	-	-	-	-
Net loss	$(1,845,908)	$(1,967,947)	$122,039	(6)%

Research and Development

Our research and development expenses for the three months ended March 31, 2019 were approximately $1.59 million, representing an increase of approximately $0.05 million, or 3%, compared to the same period in 2018. The increase primarily resulted from a $0.05 million increase in legal expenses related to patent costs and operational and business development activities.

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

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2019 were approximately $0.38 million representing a decrease of approximately $0.15 million, or 28%, compared to the same period in 2018. The decrease primarily resulted from non-cash stock-based compensation.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELx tests, an expanding infrastructure, and increased professional fees associated with being a public reporting company.

Interest Expense

Interest expense for the three months ended March 31, 2019 is related to finance lease liabilities.

Interest Income

Interest income for the three months ended March 31, 2019 and 2018 was approximately $0.1 million.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through March 31, 2019, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of March 31, 2019, our cash, cash equivalents, and investments were approximately $23.4 million, and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and approximately $11.3 million under Celcuity Inc.

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

We may seek to raise additional capital to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our stockholders. Additional capital may be raised through the sale of common or preferred equity or convertible debt securities, entry into debt facilities or other third-party funding arrangements. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. Agreements entered into in connection with such capital raising activities could contain covenants that would restrict our operations or require us to relinquish certain rights. Additional capital may not be available on reasonable terms, or at all.

Cash Flows

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Net cash provided by (used in):
Operating activities	$(1,590,031)	$(1,447,630)
Investing activities	197,359	1,196,740
Financing activities	172,229	183,759
Net decrease in cash, cash equivalents and restricted cash	$(1,220,443)	$(67,131)

Operating Activities

Net cash used in operating activities was approximately $1.59 million for the three months ended March 31, 2019 and consisted primarily of a net loss of approximately $1.85 million, adjusted for non-cash expense items of approximately $0.26 million. Non-cash expense items of approximately $0.26 million primarily consisted of depreciation expense of approximately $0.08 and stock-based compensation expense of approximately $0.18. The net cash used in operating activities was approximately $1.45 million for the three months ended March 31, 2018 and consisted primarily of a net loss of approximately $1.97 million, adjusted for working capital changes of approximately $0.17 million and for non-cash items of approximately $0.35 million. The approximately $0.17 million of working capital changes was primarily due to increases in accounts payable and accrued expenses. Non-cash expense items of approximately $0.35 million consisted primarily of stock-based compensation expense.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2019 was approximately $0.2 million and consisted primarily of net proceeds from the sale of investments. Net cash provided by investing activities for the three months ended March 31, 2018 was approximately $1.2 million and consisted of approximately $1.4 million of net proceeds from the sale and purchase of investments, adjusted for approximately $0.2 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $0.17 million and primarily reflects the proceeds from the exercise of stock options. The net cash provided by financing activities for the three months ended March 31, 2018 was approximately $0.18 million and reflects the proceeds from the exercise of common stock warrants.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed in Note 2 to our unaudited condensed financial statements included in Item 1 of Part I or elsewhere in this Quarterly Report on Form 10-Q, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Our significant accounting policies are more fully described in Note 2 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report on Form 10-Q and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELx tests; (iii) our beliefs related to the perceived advantages of our CELx tests compared to traditional molecular or other diagnostic tests; (iv) our expectations regarding the timeline of patient enrollment and results from clinical trials; (v) our expectations regarding partnering with pharmaceutical companies and other third parties; (vi) our expectations regarding revenue from sales of CELx tests and revenue from milestone or other payment sources; (vii) our plans with respect to research and development and related expenses for the foreseeable future; (viii) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (ix) our expectations with respect to the CELx MP Test and the analytical capabilities of such test; and (x) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as for the increased costs associated with being a public company.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risk, uncertainties and other factors include, but are not limited to, our limited operating history; our initial success being heavily dependent on the success of our CELx HSF Test; our inability to determine whether our CELx tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELx tests; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELx tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2018. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

You should read these risk factors and the other cautionary statements made in this Quarterly Report on Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this Quarterly Report on Form 10-Q completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2019. As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we concluded that our internal control over financial reporting was not effective due to limited segregation of duties. Based on that assessment, the Certifying Officers have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as designed and implemented, were not effective. Nevertheless, we believe that the unaudited condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.	Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, and elsewhere in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On September 22, 2017, we completed our IPO of 2,760,000 shares of our common stock at a price to the public of $9.50 per share. The total number of shares of common stock sold in the IPO includes the exercise of an overallotment we granted to Craig-Hallum Capital Group LLC, the sole managing underwriter of the IPO (“Craig-Hallum”), to purchase 360,000 shares of common stock. The shares of common stock were registered for sale pursuant to Registration Statements on Form S-1 (Registration Nos. 333-220128 and 333-220527), filed with the SEC and declared effective on September 19, 2017 (the “Effective Date”). The aggregate offering price for the registered shares of common stock was approximately $26.2 million. The offering commenced on September 20, 2017 and did not terminate before all of the shares of common stock that were registered in the Registration Statement were sold.

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

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the SEC on September 20, 2017. From the Effective Date through March 31, 2019, we did not use any material portion of the offering proceeds.

Recent Unregistered Sales of Equity Securities

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation filed September 15, 2017, as amended by the Certificate of Amendment of Certificate of Incorporation, filed May 11, 2018, incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018.

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2019		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

