Form 10-Q
period 2019-06-30
Celcuity Inc.
filed 2019-08-08
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

On July 31, 2019 there were 10,239,165 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$14,917,690	$15,944,609
Investments	7,196,906	8,952,907
Deposits	22,009	22,009
Deferred transaction costs	28,743	28,743
Prepaid assets	185,532	269,940
Total current assets	22,350,880	25,218,208
Property and equipment, net	816,054	813,613
Operating lease right-of-use assets	275,483	-
Total Assets	$23,442,417	$26,031,821
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$141,216	$119,811
Capital lease liabilities	5,749	5,730
Operating lease liabilities	181,330	-
Accrued expenses	557,194	536,791
Total current liabilities	885,489	662,332
Capital lease liabilities	16,999	19,878
Operating lease liabilities	146,490	-
Total Liabilities	1,048,978	682,210
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized as of June 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 10,220,316 and 10,186,382 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	10,220	10,186
Additional paid-in capital	35,437,346	34,827,467
Accumulated deficit	(13,054,127)	(9,488,042)
Total Stockholders' Equity	22,393,439	25,349,611
Total Liabilities and Stockholders' Equity	$23,442,417	$26,031,821

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:

Research and development	$1,469,731	$1,546,537	$3,060,689	$3,092,205
General and administrative	371,988	382,646	755,533	913,286
Total operating expenses	1,841,719	1,929,183	3,816,222	4,005,491
Loss from operations	(1,841,719)	(1,929,183)	(3,816,222)	(4,005,491)

Other income (expense)
Interest expense	(41)	-	(85)	-
Interest income	121,583	112,722	250,221	221,084
Other income (expense), net	121,542	112,722	250,136	221,084
Net loss before income taxes	(1,720,177)	(1,816,461)	(3,566,086)	(3,784,407)
Income tax benefits	-	-	-	-
Net loss	$(1,720,177)	$(1,816,461)	$(3,566,086)	$(3,784,407)

Net loss per share, basic and diluted	$(0.17)	$(0.18)	$(0.35)	$(0.37)

Weighted average common shares outstanding, basic and diluted	10,213,455	10,110,558	10,206,000	10,103,323

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders' Equity

Three Months and Six Months Ended June 30, 2019

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	10,186,382	$10,186	$34,827,467	$(9,488,042)	$25,349,611
Stock-based compensation	-	-	120,991	-	120,991
Non-employee stock-based compensation	-	-	63,654	-	63,654
Exercise of common stock options	22,733	23	174,934	-	174,957
Net loss	-	-	-	(1,845,908)	(1,845,908)
Balance at March 31, 2019 (unaudited)	10,209,115	$10,209	$35,187,046	$(11,333,950)	$23,863,305
Stock-based compensation	-	-	125,633	-	125,633
Non-employee stock-based compensation	-	-	66,613	-	66,613
Exercise of common stock options, net of shares withheld for exercise price	4,325	4	(4)	-	-
Employee stock purchases	6,876	7	58,058	-	58,065
Net loss	-	-	-	(1,720,177)	(1,720,177)
Balance at June 30, 2019 (unaudited)	10,220,316	$10,220	$35,437,346	$(13,054,127)	$22,393,439

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders' Equity

Three Months and Six Months Ended June 30, 2018

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	10,087,516	$10,087	$33,388,597	$(2,007,227)	$31,391,457
Exercise of common stock warrants	19,343	20	183,739	-	183,759
Stock-based compensation			157,012	-	157,012
Non-employee stock-based compensation	-	-	179,467	-	179,467
Net loss	-	-	-	(1,967,947)	(1,967,947)
Balance at March 31, 2018 (unaudited)	10,106,859	$10,107	$33,908,815	$(3,975,174)	$29,943,748
Stock-based compensation	-	-	151,347	-	151,347
Non-employee stock-based compensation	2,571	2	124,936	-	124,938
Employee stock purchases	9,882	10	79,787	-	79,797
Net loss	-	-	-	(1,816,461)	(1,816,461)
Balance at June 30, 2018 (unaudited)	10,119,312	$10,119	$34,264,885	$(5,791,635)	$28,483,369

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,566,086)	$(3,784,407)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	159,338	89,704
Stock-based compensation	376,891	612,764
Non-cash interest income, net of cash received	11,001	2,705
Changes in operating assets and liabilities:
Prepaid assets and deposits	84,408	55,706
Accounts payable	44,755	12,604
Accrued expenses	84,278	226,643
Non-cash operating lease, net	(11,538)	-
Net cash used for operating activities	(2,816,953)	(2,784,281)

Cash flows from investing activities:
Purchases of investments	-	(3,235,000)
Proceeds from sale of investments	1,745,000	6,660,000
Purchases of property and equipment	(183,828)	(372,282)
Proceeds from sale of property and equipment	-	1,000
Net cash provided by investing activities	1,561,172	3,053,718

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	-	183,759
Proceeds from employee stock options exercised	174,957	-
Proceeds from employee stock purchases	58,065	79,797
Payments for secondary registration statement costs	(1,300)	-
Payments for capital leases	(2,860)	-
Net cash provided by financing activities	228,862	263,556
Net change in cash, cash equivalents, and restricted cash	(1,026,919)	532,993

Cash, cash equivalents, and restricted cash:
Beginning of period	15,944,609	2,689,789
End of period	$14,917,690	$3,222,782

The following table shows the composition of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the same such amounts in the statements of cash flows as of June 30:

	2019	2018
Cash and cash equivalents	$14,917,690	$3,172,782
Restricted cash	-	50,000
Total	$14,917,690	$3,222,782

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$2,005	$64,883
Property and equipment funded by capital lease	-	28,932
Leasehold improvements funded by landlord and related deferred rent included in accrued expenses	-	75,000

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2019 and 2018)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2018 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which the Company elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (ROU) assets of $356,539 and lease liabilities of $404,931, and eliminated deferred rent of $63,875 and prepaid rent of $15,483. The adoption of ASC 842 had no impact on the Company’s Condensed Statement of Operations and Condensed Statement of Cash Flows for the three-month period ended June 30, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 5.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Non-employee Share-Based Payment Accounting, which expands the scope of ASC 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees and to supersede the guidance in ASC 505-50. The new guidance is substantially the same as current guidance for employee awards. The Company adopted this standard as of April 1, 2018 using the modified retrospective approach. The remeasurement of open awards to non-employees was based on the fair value of such awards as of the date of adoption and resulted in no material change to accumulated deficit or additional paid-in capital.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of operations is required to be filed. The Company included its first presentation of changes in stockholders’ equity in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

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

For the three and six months ended June 30, 2019 and 2018, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 406,518 and 522,755 shares of common stock, respectively, warrants to purchase 353,980 shares of common stock, and 0 and 2,571 shares of restricted common stock, respectively.

4.	Investments

The following tables summarizes the Company’s held-to-maturity investment securities at amortized cost as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$4,170,457	$-	$7,093	$4,163,364
Governmental Agency Securities	3,026,449	-	3,976	3,022,473
Total	$7,196,906	$-	$11,069	$7,185,837

	December 31, 2018
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$4,415,548	$-	$33,526	$4,382,022
Governmental Agency Securities	3,038,217	-	24,444	3,013,773
U.S. Treasury Notes	1,499,142	-	2,130	1,497,012
Total	$8,952,907	$-	$60,100	$8,892,807

The Company’s held-to-maturity investments of $7,196,906 will mature in 2019.

5.	Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In September 2017, the Company entered into a non-cancelable operating lease agreement for building space. The new lease commenced, and the Company moved to the facility in May 2018, in conjunction with the termination of its then existing lease. Rent expense is recorded on a straight-line basis over the lease term. The new lease agreement extends through April 2021 and provides for monthly rent, real estate taxes and operating expenses.

The lease agreement includes the option to extend the term for two periods of one year each. The option to extend is at the Company’s discretion and because it has not been determined if the option to extend will be exercised, the extended lease terms are not included in the ROU assets and lease liabilities. The Company regularly evaluates the renewal options and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term.

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

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Lease
Right-of-use asset	$275,483

June 30, 2019
Operating lease liability	$327,820
Less: short term portion	(181,330)
Long term portion	$146,490

June 30, 2019
Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(6,269)
Net book value of property and equipment under finance lease	$22,663

June 30, 2019
Finance lease liability	$22,748
Less: short term portion	(5,749)
Long term portion	$16,999

Maturity analysis under lease agreements was as follows:

	Operating Leases	Finance Leases
2019	$95,187	$3,627
2020	193,338	7,255
2021	64,940	7,255
2022	-	7,255
2023	-	3,022
Total minimum lease payments	353,465	28,414
Less: Present value discount	(25,645)	(316)
Less amount representing services	-	(5,350)
Present value of net minimum lease payments	$327,820	$22,748

	Remaining Lease Term	Discount Rate
Weighted Average
Operating lease	1.8 years	5.5%
Finance lease	3.9 years	1.0%

Lease costs for the period ended June 30, 2019:

	Three-month Period	Six-month Period
Operating lease cost	$41,063	$82,126
Finance lease cost:
Amortization	1,447	2,893
Interest	41	85
Variable lease cost	19,650	43,584
	$62,201	$128,688

Supplemental cash flow information related to leases for the period ended June 30, 2019:

	Three-month Period	Six-month Period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$51,037	$121,082
Operating cash outflow from finance leases	383	767
Financing cash outflow from finance leases	1,431	2,860
	$52,851	$124,709

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

6.	Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the six months ended June 30:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	478,503	$9.73	501,603	$7.58
Granted	30,216	22.42	21,152	18.93
Exercised	(28,170)	7.10	-	-
Forfeited	(74,031)	10.39	-	-
Balance at June 30	406,518	$10.73	522,755	$8.04

Options exercisable at June 30:	267,739	$7.64	262,393	$6.72

Weighted Average Grant Date Fair Value for options granted during the period:		$14.94		$14.02

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2019:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
406,518	7.16	$10.73	$5,829,873	267,739	$7.64	$4,647,419

The Company recognized stock-based compensation expense for stock options of $337,700 and $501,158 for the six months ended June 30, 2019 and 2018, respectively, and $174,871 and $235,060 for the three months ended June 30, 2019 and 2018, respectively.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the six months ended June 30:

	2019	2018
Risk-free interest rate	1.82% - 2.47%	2.52% - 2.97%
Expected volatility	78.1% - 80.0%	76.0%
Expected life (years)	5.5 to 6.08	6.25 to 10.00
Expected dividend yield	0%	0%

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

All assumptions used to calculate the grant date fair value of non-employee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options issued in connection with the agreements would also be cancelled. Unvested non-employee options were marked-to-market as of April 1, 2018, the date that the Company adopted ASU No. 2018-07, Improvements to Non-employee Share-Based Payment Accounting.

A restricted stock award of 2,571 shares was granted to a member of the Company’s board in 2018. The Company had 0 and 2,571 shares of restricted stock outstanding as of June 30, 2019 and 2018, respectively, and 2,571 and 5,250 shares of restricted stock vested during the six months ended June 30, 2019 or 2018. The Company recognized stock-based compensation expense for restricted stock of $17,047 and $64,719 for the six months ended June 30, 2019 and 2018, respectively, and $4,260 and $22,431 for the three months ended June 30, 2019 and 2018, respectively.

The total remaining shares available for grant under the 2017 Plan is 603,468.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2019	$370,773
2020	461,576
2021	287,659
2022	126,068
2023	9,027
Total estimated compensation cost to be recognized	$1,255,103

The Company recognized stock-based compensation expense related to the ESPP of $22,144 and $46,887 for the six months ended June 30, 2019 and 2018, respectively, and $13,115 and $18,793 for the three months ended June 30, 2019 and 2018, respectively.

The Company recognized total stock-based compensation expense as follows for the three months and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation expense in operating expenses:
Research and development	$101,303	$175,864	$201,560	$337,535
General and administrative	90,943	100,420	175,331	275,229
Total	$192,246	$276,284	$376,891	$612,764

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019 and elsewhere in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our overall commercialization strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. We have two collaborations underway that rely on the CELx HSF Test to select breast cancer patients for treatment with HER2 targeted therapies. For the first of these collaborations, we are fielding a prospective clinical trial with Genentech and the NSABP to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with abnormal HER2 signaling. We expect interim results from this trial in early to mid-2020 and final results approximately nine months later. For the second of these collaborations, we are fielding a prospective clinical trial with Puma Biotechnology, Inc. (“Puma”) and West Cancer Center to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy, in breast cancer patients selected with our CELx HSF Test. The trial was activated in early 2019 and we expect to obtain interim results in early to mid-2020 and final results approximately 12 months later.

For a third collaboration, we were selected by NSABP and Puma to evaluate tissue samples from a Phase II study evaluating Puma’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients. This 35-patient study is expected to be completed in late 2020. Unlike the trial with NSABP and Genentech, our test will be used solely to evaluate tissue samples after they have been enrolled in this trial. We will not receive payment for the testing we perform. We expect our CELx test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

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

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the six months ended June 30, 2019 and 2018, we reported a net loss of approximately $3.6 million and $3.8 million, respectively, and for the three months ended June 30, 2019 and 2018, we reported a net loss of approximately $1.7 million and $1.8 million, respectively. As of June 30, 2019, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $13.1 million under Celcuity Inc. As of June 30, 2019, we had cash, cash equivalents, and investments of approximately $22.1 million.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended
	June 30,		Increase (Decrease)
	2019	2018	$	Percent Change
	(unaudited)
Statements of Operations Data:
Operating expenses:

Research and development	$1,469,731	$1,546,537	$(76,806)	-5%
General and administrative	371,988	382,646	(10,658)	(3)
Total operating expenses	1,841,719	1,929,183	(87,464)	(5)
Loss from operations	(1,841,719)	(1,929,183)	87,464	(5)

Other income (expense)
Interest expense	(41)	-	(41)	n/a
Interest income	121,583	112,722	8,861	8
Other income (expense), net	121,542	112,722	8,820	8
Net loss before income taxes	(1,720,177)	(1,816,461)	96,284	(5)
Income tax benefits	-	-	-	-
Net loss	$(1,720,177)	$(1,816,461)	$96,284	-5%

	Six Months Ended
	June 30,		Increase (Decrease)
	2019	2018	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$3,060,689	$3,092,205	$(31,516)	-1%
General and administrative	755,533	913,286	(157,753)	(17)
Total operating expenses	3,816,222	4,005,491	(189,269)	(5)
Loss from operations	(3,816,222)	(4,005,491)	189,269	(5)
Other income (expense)
Interest expense	(85)	-	(85)	n/a
Interest income	250,221	221,084	29,137	13
Other income (expense), net	250,136	221,084	29,052	13
Net loss before income taxes	(3,566,086)	(3,784,407)	218,321	(6)
Income tax benefits	-	-	-	-
Net loss	$(3,566,086)	$(3,784,407)	$218,321	-6%

Research and Development

Our research and development expenses for the three months ended June 30, 2019 were approximately $1.47 million, representing a decrease of approximately $0.08 million, or 5%, compared to the same period in 2018. The decrease primarily resulted from a $0.08 million decrease in non-cash stock-based compensation.

Our research and development expenses for the six months ended June 30, 2019 were approximately $3.06 million, representing a decrease of approximately $0.03 million, or 1%, compared to the same period in 2018. The decrease primarily resulted from a $0.1 million decrease in non-cash stock-based compensation, offset by a $0.07 million increase in operational and business development activities.

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

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2019 were approximately $0.37 million representing a decrease of approximately $0.01 million, or 3%, compared to the same period in 2018. The decrease primarily resulted from a decrease in non-cash stock-based compensation.

Our general and administrative expenses for the six months ended June 30, 2019 were approximately $0.76 million representing a decrease of approximately $0.16 million, or 17%, compared to the same period in 2018. The decrease primarily resulted from a decrease in non-cash stock-based compensation.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELx tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three and six months ended June 30, 2019 is related to finance lease liabilities.

Interest Income

Interest income for the three months ended June 30, 2019 was approximately $0.12 million, representing an increase of approximately $0.01 million, or 8%. The increase resulted from higher market interest rates.

Interest income for the six months ended June 30, 2019 was approximately $0.25 million, representing an increase of approximately $0.03 million, or 13%. The increase resulted from higher market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through June 30, 2019, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of June 30, 2019, our cash, cash equivalents, and investments were approximately $22.1 million, and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and approximately $13.1 million under Celcuity Inc.

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

Cash Flows

	Six Months Ended
	June 30,
	2019	2018
	(unaudited)
Net cash provided by (used in):
Operating activities	$(2,816,953)	$(2,784,281)
Investing activities	1,561,172	3,053,718
Financing activities	228,862	263,556
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,026,919)	$532,993

Operating Activities

Net cash used in operating activities was approximately $2.82 million for the six months ended June 30, 2019 and consisted primarily of a net loss of approximately $3.57 million, adjusted for working capital changes of approximately $0.21 million and non-cash expense items of approximately $0.54 million. The approximately $0.21 million of working capital changes was primarily due to decreases in prepaid assets and increases in accounts payable and accrued expenses. Non-cash expense items of approximately $0.54 million primarily consisted of depreciation expense of $0.16 million and $0.38 million of stock-based compensation expense. The net cash used in operating activities was approximately $2.78 million for the six months ended June 30, 2018 and consisted primarily of a net loss of approximately $3.78 million, adjusted for working capital changes of approximately $0.3 million and for non-cash items of approximately $0.7 million. The approximately $0.3 million of working capital changes was primarily due to increases in accounts payable and accrued expenses. Non-cash expense items of approximately $0.7 million primarily consisted of depreciation expense of $0.09 million and $0.61 million of stock-based compensation expense.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 was approximately $1.56 million and consisted of net proceeds from the sale of investments of $1.74 million, adjusted for approximately $0.18 million of purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2018 was approximately $3.05 million and consisted of approximately $3.42 million of net proceeds from the sale and purchase of investments, adjusted for approximately $0.37 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $0.23 million and primarily reflects the proceeds from the exercise of stock options and employee stock purchases. The net cash provided by financing activities for the six months ended June 30, 2018 was approximately $0.26 million and reflects the proceeds from the exercise of common stock warrants and employee stock purchases.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed in Note 2 to our unaudited condensed financial statements included in Item 1 of Part I or elsewhere in this Quarterly Report, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Our significant accounting policies are more fully described in Note 2 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report.

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties, including but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELx tests; (iii) our beliefs related to the perceived advantages of our CELx tests compared to traditional molecular or other diagnostic tests; (iv) our expectations regarding the timeline of patient enrollment and results from clinical trials; (v) our expectations regarding partnering with pharmaceutical companies and other third parties; (vi) our expectations regarding revenue from sales of CELx tests and revenue from milestone or other payment sources; (vii) our plans with respect to research and development and related expenses for the foreseeable future; (viii) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (ix) our expectations with respect to the CELx MP Test and the analytical capabilities of such test; and (x) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company.

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

You should read these risk factors and the other cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this Quarterly Report completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2019. As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we concluded that our internal control over financial reporting was not effective due to limited segregation of duties. Based on that assessment, the Certifying Officers have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as designed and implemented, were not effective. Nevertheless, we believe that the unaudited condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the SEC on September 20, 2017. From the Effective Date through June 30, 2019, we did not use any material portion of the offering proceeds.

Recent Unregistered Sales of Equity Securities

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation filed September 15, 2017, as amended by the Certificate of Amendment of Certificate of Incorporation, filed May 11, 2018, incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018.

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2019, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2019		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)