Form 10-Q
period 2019-09-30
Celcuity Inc.
filed 2019-11-07
CIK 1603454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

 FORM 10-Q
 _____________________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On November 1, 2019 there were 10,252,322 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.
Condensed Balance Sheets
	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$16,269,595	$15,944,609
Investments	4,178,825	8,952,907
Deposits	22,009	22,009
Deferred transaction costs	28,743	28,743
Prepaid assets	109,713	269,940
Total current assets	20,608,885	25,218,208
Property and equipment, net	897,110	813,613

Operating lease right-of-use assets	235,919	-
Total Assets	$21,741,914	$26,031,821
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$198,183	$119,811
Finance lease liabilities	5,759	5,730
Operating lease liabilities	164,664	-
Accrued expenses	543,486	536,791
Total current liabilities	912,092	662,332
Finance lease liabilities	15,555	19,878
Operating lease liabilities	101,838	-
Total Liabilities	1,029,485	682,210
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized as of September 30, 2019 and December 31, 2018; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 10,248,590 and 10,186,382 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10,249	10,186
Additional paid-in capital	35,740,561	34,827,467
Accumulated deficit	(15,038,381)	(9,488,042)
Total Stockholders' Equity	20,712,429	25,349,611
Total Liabilities and Stockholders' Equity	$21,741,914	$26,031,821

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2019	2018	2019	2018

Operating expenses:

Research and development	$1,711,597	$1,599,045	$4,772,286	$4,691,250
General and administrative	379,718	376,796	1,135,251	1,290,082
Total operating expenses	2,091,315	1,975,841	5,907,537	5,981,332
Loss from operations	(2,091,315)	(1,975,841)	(5,907,537)	(5,981,332)

Other income (expense)
Interest expense	(39)	(65)	(123)	(65)
Interest income	107,100	104,799	357,321	325,883
Other income (expense), net	107,061	104,734	357,198	325,818
Net loss before income taxes	(1,984,254)	(1,871,107)	(5,550,339)	(5,655,514)
Income tax benefits	-	-	-	-
Net loss	$(1,984,254)	$(1,871,107)	$(5,550,339)	$(5,655,514)

Net loss per share, basic and diluted	$(0.19)	$(0.18)	$(0.54)	$(0.56)

Weighted average common shares outstanding, basic and diluted	10,239,957	10,128,606	10,217,443	10,111,843

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Changes in Stockholders' Equity
Three Months and Nine Months Ended Sept 30, 2019

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	10,186,382	$10,186	$34,827,467	$(9,488,042)	$25,349,611
Stock-based compensation	-	-	120,991	-	120,991
Non-employee stock-based compensation	-	-	63,654	-	63,654
Exercise of common stock options	22,733	23	174,934	-	174,957
Net loss	-	-	-	(1,845,908)	(1,845,908)
Balance at March 31, 2019 (unaudited)	10,209,115	$10,209	$35,187,046	$(11,333,950)	$23,863,305
Stock-based compensation	-	-	125,633	-	125,633
Non-employee stock-based compensation	-	-	66,613	-	66,613
Exercise of common stock options, net of shares withheld for exercise price	4,325	4	(4)	-	-
Employee stock purchases	6,876	7	58,058	-	58,065
Net loss	-	-	-	(1,720,177)	(1,720,177)
Balance at June 30, 2019 (unaudited)	10,220,316	$10,220	$35,437,346	$(13,054,127)	$22,393,439
Stock-based compensation	-	-	218,915	-	218,915
Non-employee stock-based compensation	-	-	84,329	-	84,329
Exercise of common stock options, net of shares withheld for exercise price	28,274	29	(29)	-	-
Net loss	-	-	-	(1,984,254)	(1,984,254)
Balance at September 30, 2019 (unaudited)	10,248,590	$10,249	$35,740,561	$(15,038,381)	$20,712,429

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Changes in Stockholders' Equity
Three Months and Nine Months Ended Sept 30, 2018

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	10,087,516	$10,087	$33,388,597	$(2,007,227)	$31,391,457
Exercise of common stock warrants	19,343	20	183,739	-	183,759
Stock-based compensation	-	-	157,012	-	157,012
Non-employee stock-based compensation	-	-	179,467	-	179,467
Net loss	-	-	-	(1,967,947)	(1,967,947)
Balance at March 31, 2018 (unaudited)	10,106,859	$10,107	$33,908,815	$(3,975,174)	$29,943,748
Stock-based compensation	-	-	151,347	-	151,347
Non-employee stock-based compensation	2,571	2	124,936	-	124,938
Employee stock purchases	9,882	10	79,787	-	79,797
Net loss	-	-	-	(1,816,461)	(1,816,461)
Balance at June 30, 2018 (unaudited)	10,119,312	$10,119	$34,264,885	$(5,791,635)	$28,483,369
Stock-based compensation	-	-	220,812	-	220,812
Non-employee stock-based compensation	-	-	79,464	-	79,464
Exercise of common stock options	32,022	32	(32)	-	-
Net loss	-	-	-	(1,871,107)	(1,871,107)
Balance at September 30, 2018 (unaudited)	10,151,334	$10,151	$34,565,129	$(7,662,742)	$26,912,538

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended Sept 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,550,339)	$(5,655,514)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	245,689	152,514
Stock-based compensation	680,134	913,040
Non-cash interest income, net of cash received	29,082	(17,693)
Changes in operating assets and liabilities:
Prepaid assets and deposits	144,743	(136,896)
Accounts payable	102,977	(8,561)
Accrued expenses	70,571	196,059
Non-cash operating lease, net	(17,810)	-
Net cash used for operating activities	(4,294,953)	(4,557,051)

Cash flows from investing activities:
Purchases of investments	-	(3,235,000)
Proceeds from sale of investments	4,745,000	9,145,000
Purchases of property and equipment	(352,490)	(482,426)
Proceeds from sale of property and equipment	-	1,000
Net cash provided by investing activities	4,392,510	5,428,574

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	-	183,759
Proceeds from employee stock options exercised	174,957	-
Proceeds from employee stock purchases	58,065	79,797
Payments for secondary registration statement costs	(1,300)	(14,197)
Payments for finance leases	(4,293)	(1,897)
Net cash provided by financing activities	227,429	247,462
Net change in cash, cash equivalents, and restricted cash	324,986	1,118,985
Cash, cash equivalents, and restricted cash:
Beginning of period	15,944,609	2,689,789
End of period	$16,269,595	$3,808,774
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$750	$101,152
Property and equipment funded by finance lease	-	28,932
Leasehold improvements funded by landlord and related deferred rent included in accrued expenses	-	75,000
Registration statement costs included in accounts payable	-	13,182

See accompanying notes to the financial statements

CELCUITY INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
(For the Three and Nine Months Ended September 30, 2019 and 2018)

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2018 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials.  These costs can be a significant component of the Company’s research and development expenses.  The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with service agreements with its third-party service providers.  The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period.  As actual costs become known, the Company adjusts its prepaid assets or accrued expenses.  The Company has not experienced any material differences between accrued costs and actual costs incurred.  However, the status and timing of actual services performed, number of patients enrolled and the rate of patient enrollments may vary from the Company’s estimates, resulting in an adjustment to expense in future periods.  Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which the Company elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (ROU) assets of $356,539 and lease liabilities of $404,931, and eliminated deferred rent of $63,875 and prepaid rent of $15,483. The adoption of ASC 842 had no impact on the Company’s Condensed Statement of Operations and Condensed Statement of Cash Flows for the three- and nine-month periods ended September 30, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 5.

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

For the three and nine months ended September 30, 2019 and 2018, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 577,469 and 493,324 shares of common stock, respectively, warrants to purchase 353,980 shares of common stock, and 0 and 2,571 shares of restricted common stock, respectively.

4.
Investments

The following tables summarize the Company’s held-to-maturity investment securities at amortized cost as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$4,178,825	$-	$782	$4,178,043
Total	$4,178,825	$-	$782	$4,178,043

	December 31, 2018
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$4,415,548	$-	$33,526	$4,382,022
Governmental Agency Securities	3,038,217	-	24,444	3,013,773
U.S. Treasury Notes	1,499,142	-	2,130	1,497,012
Total	$8,952,907	$-	$60,100	$8,892,807

The Company’s held-to-maturity investments of $4,178,825 at September 30, 2019 will mature in 2019.

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

Supplemental balance sheet information related to leases was as follows:

Operating Lease	September 30, 2019
Right-of-use assets	$235,919

September 30, 2019
Operating lease liability	$266,502
Less: short term portion	(164,664)
Long term portion	$101,838

Finance Lease	September 30, 2019
Furniture and equipment	$28,932
Less: Accumulated depreciation	(7,715)
Net book value of property and equipment under finance lease	$21,217

September 30, 2019
Finance lease liability	$21,314
Less: short term portion	(5,759)
Long term portion	$15,555

Maturity analysis under lease agreements was as follows:

	Operating Leases	Finance Leases
2019	$31,729	$1,814
2020	193,338	7,255
2021	64,940	7,255
2022	-	7,255
2023	-	3,022
Total minimum lease payments	290,007	26,601
Less: Present value discount	(23,505)	(278)
Less amount representing services		(5,009)
Present value of net minimum lease payments	$266,502	$21,314

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	1.6 years	5.5%
Finance lease	3.7 years	1.0%

Lease costs for the period ended September 30, 2019:
	Three-month Period	Nine-month Period

Operating lease cost	$41,063	$123,189
Finance lease cost:
Amortization	1,447	4,340
Interest	39	123
Variable lease cost	19,650	63,235
	$62,199	$190,887

	Three-month Period	Nine-month Period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$89,203	$203,848
Operating cash outflow from finance leases	380	1,148
Financing cash outflow from finance leases	1,431	4,293
	$91,014	$209,289

Clinical Research Studies

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

6.
Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	478,503	$9.73	501,603	$7.58
Granted	236,701	20.07	41,421	21.85
Exercised	(62,388)	5.21	(49,700)	7.60
Forfeited	(75,347)	10.53	-	-
Balance at September 30	577,469	$14.35	493,324	$8.75

Options exercisable at September 30:	250,202	$8.82	265,531	$6.83

Weighted Average Grant Date Fair Value for options granted during the period:		$13.75		$15.25

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2019:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
577,469	8.33	$14.35	$2,618,483	250,202	$8.82	$2,146,395

The Company recognized stock-based compensation expense for stock options of $625,785 and $777,849 for the nine months ended September 30, 2019 and 2018, respectively, and $288,086 and $273,066 for the three months ended September 30, 2019 and 2018, respectively.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the nine months ended September 30:

	2019	2018
Risk-free interest rate	1.42% - 2.47	2.52% - 2.97%
Expected volatility	78.1% - 80.0	72.0% - 76.0%
Expected life (years)	5.5 to 6.32	6.25 to 10.00
Expected dividend yield	0%	0%

The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s initial public offering, the price per share of common stock was determined by the Company’s board based on recent prices of shares of common stock sold in private offerings. Subsequent to the initial public offering, the price per share of common stock is determined by using the quoted price on the grant date. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility is estimated based on historical volatility information of peer companies that are publicly available.

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

A restricted stock award of 2,571 shares was granted to a member of the Company’s board in 2018. The Company had 0 and 2,571 shares of restricted stock outstanding as of September 30, 2019 and 2018, respectively, and 2,571 and 5,250 shares of restricted stock vested during the nine months ended September 30, 2019 and 2018. The Company recognized stock-based compensation expense for restricted stock of $17,047 and $74,161 for the nine months ended September 30, 2019 and 2018, respectively, and $0 and $13,067 for the three months ended September 30, 2019 and 2018, respectively.

The total remaining shares available for grant under the Company’s 2017 Stock Incentive Plan is 398,025.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2019	$356,013
2020	1,166,686
2021	935,937
2022	776,103
2023	434,285
2024	84,484

Total estimated compensation cost to be recognized	$3,753,508

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $37,302 and $61,030 for the nine months ended September 30, 2019 and 2018, respectively, and $15,157 and $14,143 for the three months ended September 30, 2019 and 2018, respectively.

The Company recognized total stock-based compensation expense as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation expense in operating expenses:
Research and development	$163,342	$217,499	$364,902	$555,034
General and administrative	139,901	82,777	315,232	358,006
Total	$303,243	$300,276	$680,134	$913,040

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our overall commercialization strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. We have two collaborations underway that rely on the CELx HSF Test to select breast cancer patients for treatment with HER2 targeted therapies. For the first of these collaborations, we are fielding a prospective clinical trial with Genentech and the NSABP to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with abnormal HER2 signaling. We expect interim results from this trial in mid-2020 and final results approximately nine months later. For the second of these collaborations, we are fielding a prospective clinical trial with Puma Biotechnology, Inc. (“Puma”) and West Cancer Center to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy, in breast cancer patients selected with our CELx HSF Test. The trial was activated in early 2019 and we expect to obtain interim results in mid-2020 and final results approximately 12 months later.

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

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the nine months ended September 30, 2019 and 2018, we reported a net loss of approximately $5.6 million and $5.7 million, respectively, and for the three months ended September 30, 2019 and 2018, we reported a net loss of approximately $2.0 million and $1.9 million, respectively. As of September 30, 2019, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $15.0 million under Celcuity Inc. As of September 30, 2019, we had cash, cash equivalents, and investments of approximately $20.4 million.

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

Research and Development

Since our inception, we have primarily focused on research and development of our CELx platform, development and validation of our CELx tests, and research related to the discovery of new cancer sub-types. Research and development expenses primarily include:

●
employee-related expenses related to our research and development activities, including salaries, benefits, recruiting, travel and stock-based compensation expenses;
●
laboratory supplies;
●
consulting fees paid to third parties;
●
clinical trial costs;
●
facilities expenses; and
●
legal costs associated with patent applications.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended
	September 30,		Increase (Decrease)
	2019	2018	$	Percent Change
Statements of Operations Data:	(unaudited)
Operating expenses:

Research and development	$1,711,597	$1,599,045	$112,552	7%
General and administrative	379,718	376,796	2,922	1
Total operating expenses	2,091,315	1,975,841	115,474	6
Loss from operations	(2,091,315)	(1,975,841)	(115,474)	6

Other income (expense)
Interest expense	(39)	(65)	26	n/a
Interest income	107,100	104,799	2,301	2
Other income (expense), net	107,061	104,734	2,327	2
Net loss before income taxes	(1,984,254)	(1,871,107)	(113,147)	6
Income tax benefits	-	-	-	-
Net loss	$(1,984,254)	$(1,871,107)	$(113,147)	6%

	Nine Months Ended
	September 30,		Increase (Decrease)
	2019	2018	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$4,772,286	$4,691,250	$81,036	2%
General and administrative	1,135,251	1,290,082	(154,831)	(12)
Total operating expenses	5,907,537	5,981,332	(73,795)	(1)
Loss from operations	(5,907,537)	(5,981,332)	73,795	(1)
Other income (expense)
Interest expense	(123)	(65)	(58)	n/a
Interest income	357,321	325,883	31,438	10
Other income (expense), net	357,198	325,818	31,380	10
Net loss before income taxes	(5,550,339)	(5,655,514)	105,175	(2)
Income tax benefits	-	-	-	-
Net loss	$(5,550,339)	$(5,655,514)	$105,175	(2)%

Research and Development

Our research and development expenses for the three months ended September 30, 2019 were approximately $1.71 million, representing an increase of approximately $0.11 million, or 7%, compared to the same period in 2018. The increase primarily resulted from a $0.22 million increase in clinical validation and laboratory studies, legal expenses related to patent costs and operational and business development activities. This increase was offset by a $0.05 million decrease in non-cash stock-based compensation and a $0.06 million decrease in payroll taxes resulting from utilization of research and development tax credits as authorized by the Path Act Tax Provision.

Our research and development expenses for the nine months ended September 30, 2019 were approximately $4.77 million, representing an increase of approximately $0.08 million, or 2%, compared to the same period in 2018. The increase primarily resulted from a $0.37 million increase in clinical validation and laboratory studies, legal expenses related to patent costs and operational and business development activities. This increase was offset by a decrease of $0.19 million in non-cash stock-based compensation and a $0.10 million decrease primarily in payroll taxes resulting from utilization of research and development tax credits as authorized by the Path Act Tax Provision.

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

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2019 and 2018 were approximately $0.38 million. While overall expenses were flat, an increase in non-cash stock-based compensation of approximately $0.05 million was offset by a decrease of approximately $0.05 million in professional fees associated with being a public company.

Our general and administrative expenses for the nine months ended September 30, 2019 were approximately $1.14 million representing a decrease of approximately $0.15 million, or 12%, compared to the same period in 2018. The decrease primarily resulted from a decrease in non-cash stock-based compensation and professional fees associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELx tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three and nine months ended September 30, 2019 is related to finance lease liabilities.

Interest Income

Interest income for the three months ended September 30, 2019 was approximately $0.11 million, representing a slight increase of approximately 2% compared to the same period in 2018. Higher market interest rates were offset by a lower cash balance.

Interest income for the nine months ended September 30, 2019 was approximately $0.36 million, representing an increase of approximately $0.03 million, or 10%. The increase resulted from higher market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through September 30, 2019, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of September 30, 2019, our cash, cash equivalents, and investments were approximately $20.4 million, and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and approximately $15.0 million under Celcuity Inc.

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

Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited)
Net cash provided by (used in):
Operating activities	$(4,294,953)	$(4,557,051)
Investing activities	4,392,510	5,428,574
Financing activities	227,429	247,462
Net increase in cash, cash equivalents and restricted cash	$324,986	$1,118,985

Operating Activities

Net cash used in operating activities was approximately $4.29 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of approximately $5.55 million, adjusted for working capital changes of approximately $0.31 million and non-cash expense items of approximately $0.95 million. The approximately $0.31 million of working capital changes was primarily due to a decrease in prepaid assets and increases in accounts payable and accrued expenses. Non-cash expense items of approximately $0.95 million primarily consisted of depreciation expense of $0.25 million and $0.68 million of stock-based compensation expense. The net cash used in operating activities was approximately $4.56 million for the nine months ended September 30, 2018 and consisted primarily of a net loss of approximately $5.66 million, adjusted for working capital changes of approximately $0.05 million and non-cash expense items of approximately $1.05 million. The approximately $0.05 million of working capital changes was primarily due to an increase in accrued expenses, offset by an increase in prepaid assets. Non-cash expense items of approximately $1.05 million primarily consisted of depreciation expense of $0.15 million and $0.91 million of stock-based compensation expense.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was approximately $4.39 million and consisted of net proceeds from the sale of investments of $4.74 million, adjusted for approximately $0.35 million of purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2018 was approximately $5.43 million and consisted of approximately $5.91 million of net proceeds from the sale and purchase of investments, adjusted for approximately $0.48 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $0.23 million and primarily reflects the proceeds from the exercise of stock options and employee stock purchases. The net cash provided by financing activities for the nine months ended September 30, 2018 was approximately $0.25 million and primarily reflects the proceeds from the exercise of common stock warrants and employee stock purchases.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed in Note 2 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates.

Our significant accounting policies are more fully described in Note 2 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report.

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELx tests; (iii) our beliefs related to the perceived advantages of our CELx tests compared to traditional molecular or other diagnostic tests; (iv) our expectations regarding the timeline of patient enrollment and results from clinical trials; (v) our expectations regarding partnering with pharmaceutical companies and other third parties; (vi) our expectations regarding revenue from sales of CELx tests and revenue from milestone or other payment sources; (vii) our plans with respect to research and development and related expenses for the foreseeable future; (viii) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (ix) our expectations with respect to the CELx MP Test and the analytical capabilities of such test; and (x) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company.

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

ITEM 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2019. As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we concluded that our internal control over financial reporting was not effective due to limited segregation of duties. Based on that assessment, and because we are continuing to remediate the segregation of duties issue, the Certifying Officers have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures, as designed and implemented, were not effective. Nevertheless, we believe that the unaudited condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting.

With the exception of the efforts described below, there have been no changes to our system of internal control over financial reporting during the three months ended September 30, 2019 and during the subsequent time period through the filing of this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

We have designed a plan to address the material weakness described in our Form 10-K as of December 31, 2018 related to limited segregation of duties.

Management’s Segregation of Duties Enhancement Plan

In response to the material weakness identified in our Form 10-K as of December 31, 2018 related to limited segregation of duties, we have developed a plan (the “Enhancement Plan”) with oversight from our Audit Committee to address the material weakness and have begun working on implementing the Enhancement Plan. Our Enhancement Plan implements certain changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act), including, but not limited to, the following efforts:

●
Establishing effective segregation of duty controls, including segregation of duties to ensure the approval of transactions are performed by someone other than the person initiating the transaction.
●
Hired an outside resource to review and test key financial reporting controls so that the Company can monitor whether it is effectively addressing the material weakness discussed above.

Our management believes the foregoing efforts will effectively address the material weakness that we identified. If not addressed, these control deficiencies could result in material misstatements to our consolidated financial statements in the future.

PART II. — OTHER INFORMATION

ITEM 1.
Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.
Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On September 22, 2017, we completed our initial public offering of 2,760,000 shares of our common stock at a price to the public of $9.50 per share. The total number of shares of common stock sold in the offering includes the exercise of an overallotment we granted to Craig-Hallum Capital Group LLC, the sole managing underwriter of the offering (“Craig-Hallum”), to purchase 360,000 shares of common stock. The shares of common stock were registered for sale pursuant to Registration Statements on Form S-1 (Registration Nos. 333-220128 and 333-220527), filed with the SEC and declared effective on September 19, 2017 (the “Effective Date”). The aggregate offering price for the registered shares of common stock was approximately $26.2 million. The offering commenced on September 20, 2017 and did not terminate before all of the shares of common stock that were registered were sold.

The aggregate offering price for the shares of common stock sold in the offering was approximately $26.2 million. We received net proceeds of approximately $23.3 million from the offering, after deducting underwriting discounts and commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. No payments for the foregoing expenses were made by us to any of our officers, directors or persons owning ten percent or more of our common stock, or to the associates of any of the foregoing, or to its affiliates, other than payments in the ordinary course of business to our officers for salaries and bonuses.

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the SEC on September 20, 2017. From the Effective Date through September 30, 2019, we did not use any material portion of the offering proceeds.

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2019, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

_______________________

*
Filed herewith.
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2019		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)