Form 10-K
period 2019-12-31
Celcuity Inc.
filed 2020-03-13
CIK 1603454

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
_________________________________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $25.00, the closing price of the shares of common stock on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Capital Market on such date, was approximately $146,077,850.

As of March 5, 2020, there were 10,253,988 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

2019 Annual Report on Form 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”) that advise interested parties of the risks and factors that may affect our business.

All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. Forward-looking statements may include, among other things, statements relating to:

●
our plans to develop and commercialize our CELsignia (previously known as “CELx”) platform and CELsignia tests for patients with cancer and our expectations regarding the various cancer sub-types our CELsignia tests will identify;
●
any perceived advantage of our CELsignia platform and CELsignia tests as compared to traditional molecular or other diagnostic tests, including without limitation, the ability of our platform and tests to help physicians treat their patients’ cancers or to identify new patient populations not diagnosable with currently available diagnostic tests;
●
our expected first-mover advantage in providing products to culture living tumor cells on a commercial scale, or the sustainability of our competitive advantages;
●
the size and growth potential of the markets for our CELsignia platform, and our ability to serve those markets;
●
the rate and degree of market acceptance, both in the United States and internationally, and clinical utility of our diagnostic platform and tests;
●
our ability to partner with and generate revenue from pharmaceutical partners and physicians, and the market opportunity for HER2 and c-Met therapies and other CELsignia programs for our pharmaceutical partners as a result of our CELsignia platform;
●
the success of competing tests that are or may become available;
●
expectations with respect to our CELsignia Multi-Pathway Test, which combines our CELsignia HER2 Signaling Function Test with additional tests to analyze c-Met and PI3K signaling function and the expected capabilities of such test;
●
the ability of our CELsignia platform and tests to impact clinical trials by our pharmaceutical partners, such as streamlining approval from the U.S. Food and Drug Administration (the “FDA”) of targeted therapeutics;
●
the success, cost and timing of our CELsignia platform development activities and planned clinical trials, as well as our reliance on collaboration with third parties to conduct our clinical trials;
●
expectations with respect to clinical trials and collaborations with third parties, including anticipated outcomes and timing of interim and final results;
●
our commercialization, marketing and manufacturing capabilities and strategy;
●
expectations regarding federal, state, and foreign regulatory requirements and developments, such as potential FDA regulation of our CELsignia platform and CELsignia tests, our operations, as well as our laboratory;
●
our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for CELsignia tests, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and government insurance programs, such as Medicare and Medicaid;
●
our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our CELsignia platform and CELsignia tests;
●
our expectations with respect to our facility needs;
●
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●
future agreements with third parties about the commercialization of our CELsignia diagnostic platform and tests;
●
our expectations regarding our ability to obtain and maintain intellectual property protection for our CELsignia platform and approach;
●
our ability to attract and retain key scientific or management personnel;
●
our expectations regarding the period during which we qualify as an emerging growth company defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
●
the requirements of being a public company; and
●
our anticipated use of the net proceeds from our initial public offering (“IPO”).

You should read the matters described in Part I, Item 1A. "Risk Factors" and the other cautionary statements made in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate and therefore you are encouraged not to place undue reliance on forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You are urged to carefully review and consider the various disclosures made by us in this Annual Report and in other filings with the SEC that advise of the risks and factors that may affect our business. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

PART I

ITEM 1. Business

Overview

Unless otherwise provided in this Annual Report, references to the “Company,” “we,” “us,” and “our” and similar references refer to Celcuity Inc., a Delaware corporation. We own various unregistered trademarks and service marks, including our corporate logo. Solely for convenience, the trademarks, trade names and service marks in this Annual Report, including those owned by third parties, may be referred to without the ®,TM or SM symbols, but such references should not be construed as any indicator that the owner of such trademarks, trade names and service marks will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks, trade names and service marks to imply an endorsement or sponsorship of us by any other companies.

We are developing companion diagnostic tests designed to expand the eligible patient populations for targeted therapies by discovering new cancer sub-types molecular-based approaches cannot detect. Our proprietary CELsignia (previously known as “CELx”) diagnostic platform is the only commercially ready technology we are aware of that uses a patient’s living tumor cells to identify the specific abnormal cellular process driving a patient’s cancer and the targeted therapy that best treats it. We believe our CELsignia platform provides two important improvements over traditional molecular diagnostics. First, molecular diagnostics can only provide a snapshot of the genetic mutations present in a patient’s tumor because they analyze fixed (i.e., dead) cells. Using fixed cells prevents molecular diagnostics from analyzing the dynamic cellular activities, known as cell signaling, that regulate cell proliferation or survival. Cancer can develop when certain cell signaling activity becomes abnormal, or dysregulated. Since genetic mutations are often only weakly correlated to the dysregulated cell signaling activity driving a patient’s cancer, a molecular diagnostic is prone to providing an incomplete diagnosis. CELsignia tests overcome this limitation by measuring dynamic cell signaling activity in a cancer patient’s living tumor cells. When a CELsignia test detects abnormal signaling activity, a more accurate diagnosis of the patient’s cancer driver is obtained. Second, molecular diagnostics can only estimate the probability of a patient’s potential drug response based on a statistical analysis of the drug’s clinical trial results. Instead of this indirect estimate of drug response, CELsignia tests confirm that a targeted therapeutic matches the patient’s cancer driver, which significantly increases the likelihood of a positive clinical outcome.

Our first analytically validated and commercially ready test using our CELsignia platform is our CELsignia HER2 Signaling Function Test, or CELsignia HSF Test. Our CELsignia HSF Test diagnoses two new sub-types of HER2-negative breast cancer that traditional molecular diagnostics cannot detect. Our internal studies show that approximately 15%-20% of HER2-negative breast cancer patients have abnormal HER2 signaling activity similar to levels found in HER2+ breast cancer cells. As a result, these HER2-negative patients have undiagnosed HER2-driven breast cancer and would be likely to respond to the same anti-HER2 targeted therapies only HER2+ patients receive today. Our CELsignia HSF Test is targeting HER2-negative breast cancer patients receiving drug treatment.

Our second CELsignia test for breast cancer evaluates independent c-Met signaling activity and its involvement with HER family signaling in HER2-negative breast cancer tumor cells. Our internal studies have found that approximately 20%-25% of HER2-negative breast cancer patients have abnormal c-Met signaling activity that is co-activated with abnormal HER family signaling. These studies suggest that this sub-group of HER2-negative breast cancer patients may best respond to treatment with a combination of HER family and c-Met inhibitors.

We completed development of our third CELsignia test for breast cancer during the fourth quarter of 2019. This new test evaluates PI3K signaling in HER2-negative breast cancer tumor cells. Our internal studies demonstrate how measurement of PI3K-involved signaling may provide a more sensitive and specific method of identifying patients most likely to benefit from PI3K inhibitors than current genetic tests that measure PI3K mutations.

We intend to combine these three tests to create the CELsignia Multi-Pathway Signaling Function Test, or CELsignia MP Test. With this next generation CELsignia test, we plan to provide an analysis of HER1, HER2, HER3, c-MET, and PI3K-node involved signaling activity for each patient tumor specimen received.

In addition to the five new breast cancer sub-types our CELsignia MP Test diagnoses, we discovered 11 new potential cancer sub-types in breast, lung, colon, ovarian, kidney, and bladder cancers. Approved or investigational drugs are currently available to treat each of these new potential cancer sub-types. CELsignia tests for these additional cancer sub-types are in various stages of development, and we expect them to become commercially ready on a staggered basis over the next few years. The development process for these additional CELsignia tests includes completion of internal animal, verification, training set, and validation studies. As new CELsignia tests become commercially ready, we expect to initiate collaborations with pharmaceutical companies to help them obtain new drug indications for the new cancer sub-types our tests identify. In addition, we will continue our research to identify additional new cancer sub-types and to develop the corresponding CELsignia tests to diagnose them.

Our overall commercialization strategy is to develop companion diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. We have two collaborations underway that rely on the CELsignia HSF Test to select breast cancer patients for treatment with HER2 targeted therapies. For the first one of these collaborations, we are fielding a prospective clinical trial with Genentech, Inc. (“Genentech”) and NSABP Foundation, Inc. (“NSABP”) to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with these newly identified cancer sub-types. We expect interim results from this trial in early-to-mid-2021 and final results approximately nine months later. For the second of these collaborations, we are fielding a prospective clinical trial with Puma Biotechnology, Inc. (“Puma”) and West Cancer Center to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy in breast cancer patients selected with our CELsignia HSF Test. We expect to obtain interim results in mid-2021and final results approximately 9-12 months later.

For a third collaboration, we were selected by NSABP and Puma to evaluate tissue samples from a Phase II study evaluating Puma’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients. This 35-patient study is expected to be completed in late 2021. Unlike the trial with NSABP and Genentech, our CELsignia test will be used solely to evaluate tissue samples after they have been enrolled in this trial. We will not receive payment for the testing we perform. We expect our CELsignia test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

In conjunction with the development of the CELsignia MP Test, we will seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of combining HER family inhibitors and c-Met inhibitors in breast cancer patients who have abnormal c-Met and abnormal HER-family pathway activity. The FDA has approved two c-Met inhibitors and six HER-family inhibitors for cancer treatment. Additional c-Met and HER-family inhibitors are being evaluated in on-going clinical trials. Several pharmaceutical companies possess both a c-Met and a HER family inhibitor. We will also seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of PI3K inhibitors in breast cancer patients who have abnormal PI3K-node involved signaling activity. The FDA has approved several PI3K inhibitors for cancer treatment and additional PI3K inhibitors are being evaluated in on-going clinical trials.

While molecular tests identify increasing numbers of genetic variants in tumor tissue, determining the dysfunction driving most patient’s cancer using molecular tests remains elusive. Less than 20% of Americans who died of cancer in 2018 were eligible for a molecular targeted therapy because they lacked what are currently considered actionable genetic or proteomic mutations. This reflects the limitations of using static measurements of proteins or genetic mutations in fixed cells to characterize the dynamic and complex cell signaling activity that may be driving a patient’s cancer.

Directly measuring dynamic cell signaling activity is an alternative diagnostic approach to identify the cancer driver in patient tumors lacking actionable genomic or proteomic mutations. This approach requires the use of living patient tumor cells as well as technology to quantify signaling activity levels. Efforts to obtain patient tumor cells have previously been limited by the lack of reliable methods to extract and culture cancer cells from patient tumors. Lack of access to living patient tumor cells, in turn, hampered development of technology to analyze dynamic signaling activity.

Our CELsignia platform addresses the need for better cancer diagnostic tests using two complementary technologies that represent a significant departure from molecular-based analyses. Unlike molecular tests that use fixed or lysed (i.e., dead) cells and can only measure the static composition of a cell, our CELsignia platform measures real-time signaling activity in a patient’s live tumor cells. This enables us to (1) identify the cellular signaling dysfunction driving a patient’s cancer; and (2) identify the targeted therapy that matches the dysfunction in the patient’s cells. Our CELsignia tests are performed in our laboratory in Minneapolis, Minnesota that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologies, or CAP.

Our platform, comprised of our internally developed cell microenvironment and cell signaling quantification technologies, allows for more accurate diagnoses and the discovery of new cancer sub-types. We believe our CELsignia platform will fundamentally change the standard-of-care many cancer patients receive. Patients with the newly identified cancer sub-types we have discovered have oncogenic pathways that are signaling abnormally, and, we believe, may respond positively to a matching targeted therapy. By identifying patients with a new cancer sub-type, each CELsignia test will create, in effect, a proprietary patient population that molecular diagnostics cannot identify.

Our initial commercial strategy is to partner with pharmaceutical companies to provide companion diagnostics for the pharmaceutical partners’ existing or investigational targeted therapies. We expect such partnerships to involve collaboration on clinical trials, regulatory submissions, and commercialization activities. We will initiate activities to pursue partnerships as our CELsignia tests become commercially ready and can be matched with a potential partner’s targeted therapies. Our commercial-related efforts to date have focused on seeking partnerships for our CELsignia HSF and CELsignia MP tests, which became commercially ready as a laboratory developed test (“LDT”) in 2016 and 2018, respectively. We expect to seek pharmaceutical partnerships for a variety of different targeted therapies in other solid tumor types as we are conducting our initial clinical trials with Genentech’s and Puma’s targeted therapies.

We believe our CELsignia tests will expand the matching drug’s market size because they can facilitate approval of new drug indications that a pharmaceutical company would not otherwise be able to obtain. We expect that successful pharmaceutical company partnerships will generate significant revenue from the sale of tests to identify patients eligible for clinical trials, from milestone payments, and, potentially, from royalties on the incremental drug revenues our tests enable. A key requirement for success of these partnerships will be clinical trial results that demonstrate the advantages of using a CELsignia test as a companion diagnostic. Once a new drug indication is received that requires use of the CELsignia test to identify eligible patients, we will offer our tests directly to treating physicians and coordinate go-to-market strategies with our partner. This coordination of commercialization strategies will allow us to significantly leverage the sales, marketing and reimbursement resources of our pharmaceutical partner, unlike traditional molecular diagnostic companies.

Our Value Proposition

We believe we offer a clear and compelling value proposition to the key healthcare stakeholders:

●
Patients & Providers—Improved patient outcomes. Our CELsignia tests provide a more accurate diagnosis of a patient’s cancer driver. This will enable physicians to match more precisely the targeted therapy they use to treat their patients. We believe this will increase the percentage of patients responding to the drug, improving overall patient outcomes significantly.

●
Pharma—Increased revenue & optimized clinical trials. CELsignia tests can significantly increase the revenue potential for many existing targeted therapies by identifying entirely new pools of patients potentially responsive to their therapy. For some targeted therapies, we estimate a CELsignia test could double the number of patients approved to receive treatment, thus driving billions of dollars in incremental sales. Also, by providing more precise selection of patients, our CELsignia tests can increase the odds a clinical trial meets its trial endpoint, greatly enhancing the likelihood the drug will obtain FDA approval for a new indication. In addition, according to an ARK Invest publication dated August 2016, companion diagnostics that increase the response rates of a drug can reduce Phase 3 clinical trial size as much as ten-fold and costs as much as 60%.

●
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

●
First mover. We are the first company that we are aware of to launch diagnostic tests that measure the signaling pathway activity in a patient’s live tumor cells, which we believe gives us a significant first mover advantage.

●
High barriers to entry. Our issued and pending patents, as well as our proprietary information and trade secrets, give us a strong intellectual property position that we believe creates a significant barrier to entry for potential competitors.

●
Broad range of applications for our platform. We can develop tests for a wide range of signaling pathways and a wide range of cancer types. This allows us to build a deep new product pipeline that creates multiple paths to build a large and profitable business.

●
Diverse revenue streams including pharma partnerships. We anticipate generating significant revenue from companion diagnostic pharmaceutical partners, including revenue from the sale of tests to identify patients eligible for clinical trials, milestone payments, and potentially, from royalties on the incremental drug revenues our tests enable. Our most significant revenue opportunity comes from ongoing sales of CELsignia tests to physicians during the commercialization stage of the companion diagnostic.

●
Strong senior leadership team. Our founders and senior leaders have a proven track record of success building, operating and selling several successful companies. We have deep and highly relevant and complementary diagnostic, scientific, product development, and commercialization experience that has enabled us to establish market leadership positions for the companies we previously led.

Our Platform Advantages

Our unique and proprietary CELsignia functional cellular analysis technology represents a major shift from the diagnostic industry’s reliance on molecular profiling to characterize a patient’s cancer sub-type. Our goal is to leverage our technology to build a durable competitive advantage that enables us to improve outcomes for a significant percentage of cancer patients.

Our CELsignia platform advantages include:

●
Powerful cancer sub-type discovery tool. We have already discovered 16 new potential cancer sub-types that are not currently diagnosed and treated with a matching targeted therapy. These sub-types are characterized by the dysregulated signaling pathway activity our CELsignia tests identify. By identifying new cancer sub-types, we are creating new patient populations to which pharmaceutical companies can offer new and existing drug therapies.

●
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

●
Direct measurement of matching drug effectiveness. An important advantage of the CELsignia platform is its ability to quantify the amount of signaling dysfunction that a matching targeted therapy can inhibit in an individual patient’s cancer cells. This allows us to evaluate whether there are inherent drug resistance mechanisms that would prevent the therapy from functioning in the patient’s tumor cells. Molecular tests cannot provide this evaluation.

●
Improved response rates. We believe a patient population will have a higher response rate to a matching targeted therapy when it is diagnosed with a CELsignia test than with a molecular biomarker. By first identifying whether dysregulated signaling is present and then confirming that a matching targeted therapy can inhibit the dysfunction, a CELsignia test eliminates the two primary variables that confound patient response to targeted therapy signaling: the presence or absence of the disease and the drug not functioning as intended. A molecular test provides insight on neither of these variables in most cases.

●
Identified drug responsive proprietary patient cohorts. Approximately 80% of cancer patients lack a genetic biomarker to guide treatment. For these patients, the cellular dysfunction driving the cancer goes undiagnosed, thus excluding such patients from receiving a potentially beneficial targeted therapy. We believe our CELsignia tests will enable us to identify new proprietary patient populations not currently diagnosable with molecular tests and increase the number of patients likely to respond to a matching targeted therapy. Moreover, we will be the only partner a pharmaceutical company can work with to develop a companion diagnostic for a new indication of a targeted therapy addressing these new patient populations. By contrast, most molecular diagnostic tests are undifferentiated and have little proprietary value, which gives pharmaceutical companies a wide range of companies to select from when choosing a molecular-based companion diagnostic partner.

●
Streamlined FDA approval of targeted therapeutics. CELsignia tests will enable our pharmaceutical partners to enroll patients in their clinical trial with the same cellular dysfunction their targeted therapy is designed to inhibit. We believe this will improve patient response rates, increasing the likelihood the trial meets its endpoint target and thus the likelihood the drug receives FDA approval. Improved patient response rates would also help reduce the size, cost, and length of our partner’s clinical trials.

Our Industry

According to the Centers for Disease Control and Prevention, cancer was the second-leading cause of death in the United States in 2018, responsible for nearly one of every four deaths. There are many types of cancer treatment options, including surgery, radiation therapy, chemotherapy, immunotherapy, hormone therapy, stem cell transplant, and targeted therapy. Targeted therapies are drugs or other substances that block the growth and spread of cancer by interfering with specific molecular targets involved in the progression of cancer. Targeted therapies differ from standard chemotherapy drugs in that they are often cytostatic (block tumor cell proliferation) rather than cytotoxic (kill tumor cells). According to the National Cancer Institute, there are currently more than 90 approved targeted oncology therapies, some of which cost more than $100,000 per treatment course.

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

Our Market Opportunities

Companion Diagnostic Development Opportunities

We believe there at least 50 different potential opportunities for our company to collaborate on companion diagnostic programs with pharmaceutical companies. Our ability to develop partnering relationships with these pharmaceutical companies will be predicated on a number of factors, including the size of the patient population our CELsignia test identifies, the remaining patent life of the matching targeted therapy, as well as the success or failure of clinical trials we have conducted with other pharmaceutical companies. Completing clinical trials requires, among other things, successful enrollment of patients, meeting trial endpoint goals, and completing the trial in a timely manner. The time to complete a clinical trial can vary widely depending on a number of factors, many of which will be specific to any particular clinical trial.

We believe the revenue opportunity per companion diagnostic program will be consistent with other development programs pharmaceutical companies support. In addition, the revenue for an individual companion diagnostic program would represent only a small fraction of the potential value the new drug indication our companion diagnostic could create for our pharmaceutical company partner. For some drugs, our tests could double the number of patients eligible for a targeted therapy.

CELsignia Testing Opportunities

We expect to generate recurring companion diagnostic testing revenues once a CELsignia companion diagnostic-linked drug therapy is approved for patient use. On average, we believe that the lifetime value of providing the companion diagnostic test will significantly exceed the revenue generated from the companion diagnostic development program. We expect to offer each CELsignia test to patients at prices ranging from $4,000–$7,000, depending on the number of pathways evaluated. No tests directly comparable to the CELsignia tests are available today to offer reference points for pricing purposes. Pricing for several proprietary complex genomic tests, however, fall within this range and we believe this provides guidance on the amount insurance companies are willing to pay for highly informative tests that guide patient care.

CELsignia Technology Background

The Role of Cellular Signaling Pathways in Cancer

Cancer is a class of exceedingly complex and diverse diseases characterized by the development of abnormal cells that divide uncontrollably and can infiltrate and destroy normal body tissue and disrupt normal organ function. In normal cells, a series of biochemical activities, known as signal transduction, transmit biochemical signals through an interconnected network of signaling pathways to control cell proliferation and survival. Cancer arises when alterations occur in one or more of these signaling pathways and normal cell processes are disrupted, resulting in uncontrolled cell proliferation. These alterations are driven by a variety of cellular aberrations, including genetic mutations and dysregulated signaling pathway mechanisms. Identifying the alteration driving an individual’s cancer is complicated by the immense complexity of these signal transduction processes and the practically unquantifiable number of pathway variables.

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

While the increased usage of targeted therapies has improved patient outcomes, there is increasing recognition that the promise of molecularly guided diagnoses and targeted treatment has fallen far short of expectations. This is generally due to the heterogeneous nature of these diseases from patient to patient and the challenge of identifying the specific cellular dysfunction driving a cancer patient’s tumor growth. No matter how sophisticated or detailed, a point-in-time molecular profile can only provide a snapshot of a tumor. As a result, the genetic mutations many current tests identify are often only weakly correlated to the abnormal signaling driving a patient’s cancer. This is because protein and gene profiling provide an incomplete assessment of the biochemical activity promoting cancer tumor growth. In fact, when dysregulated, the activity of signaling pathway networks are, we believe, not possible to assess using current genetic analyses, despite the impressive investments in mapping the human genome and advancements in techniques to identify molecular mutations.

The combination of the heterogeneous nature of cancer and the weak correlation of abnormal signaling to many genetic mutations helps explain why the response rates for patients treated with many targeted therapies are often less than 50%, and in some cases as low as 20%. For a patient to respond to a targeted therapy designed to disrupt disease-related signaling activity, two factors must be present: (1) the patient’s diseased cells must have the same signaling pathway dysfunction the drug is designed to inhibit, and (2) the drug affects its targeted pathway as intended. Current state-of-the-art genomic tests use fixed (i.e., dead) cells, which limits them to evaluating the presence or concentration of a genetic mutation or protein. These tests cannot evaluate either dynamic signaling activity or whether a drug can affect that activity. When a patient’s genomic biomarker status does not represent underlying signaling pathway dysfunction, this can lead to selection of the wrong targeted therapy to treat the patient. Of particular interest to us are those patients with dysregulated signaling who lack a corresponding biomarker; they are not currently eligible to receive any targeted therapy that treats their dysregulated signaling.

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

Our CELsignia Platform

We have made significant investments in research and development to build the first commercially-ready cancer diagnostic platform that we are aware of that measures the signaling pathway activity in a patient’s living tumor cells. To measure dynamic cellular activity, we internally developed two distinct but complementary technologies, which now comprise our CELsignia platform:

●
our proprietary cell microenvironment; and
●
our method to quantify dynamic patient cell signaling dysfunction.
●
We utilize our CELsignia platform to create CELsignia tests that measure specific signaling pathway activity in various tumor types.

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

●
The patient cell sample tested must reflect the starting tumor’s composition. If samples do not reflect the original tumor’s composition, test results derived from that sample may not be representative of the patient’s tumor.
●
The sample must be available for testing in less than 21 days. Clinicians generally require test results in cases of complex diseases such as cancer within two to three weeks so they can begin treatment of their patient as soon as the initial symptoms are evaluated or a preliminary diagnosis is made.
●
At least 90% of the tumor specimens obtained from a patient must yield testable samples. Clinicians will only order tests that require a patient specimen when they are highly likely to receive a test result.

Dynamic patient cell signaling quantification. The second component of our CELsignia platform involves methods to quantify specific dynamic signal transduction events in patient derived tumor cells. The complexity of signal transduction processes is immense, and the permutations of the pathway variables are practically unquantifiable. Current analytical methods to assess these variables use fixed or lysed (i.e., dead) cells. Point-in-time measurements are limited to assessment of the compositional status (e.g., mutation), concentration level (e.g., protein amount), or activation status (e.g., phosphorylation) of a finite number of signaling pathway components. A key insight underlying our technology was our observation that, no matter how sophisticated or detailed, a point-in-time molecular profile would only provide a snapshot. These methods could not provide a complete, dynamic assessment of the signaling activity driving a patient’s cancer. These point-in-time molecular analyses would, in many cases, only provide a weak correlation to the presence of the signaling pathway dysfunction driving a patient’s cancer. Instead, we concluded that a complete diagnosis of cancer and an assessment of a patient’s response to treating their disease requires measurement of the underlying activity of signaling pathways in live patient tumor cells.

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

We believe our pioneering efforts have substantially advanced the technology of culturing primary tumor cells and analyzing cell signaling activity to guide therapy selection. We have two issued U.S. patents, one issued international patent, six pending U.S. patent applications, 27 pending non-U.S. patent applications, and one pending international PCT patent application, as well as significant proprietary know-how and trade secrets for the various cell sample preparation and cellular analysis methods we have developed.

New Product Development

We are leveraging our CELsignia technology to discover new cancer sub-types that a genomic test cannot detect. These new sub-types are characterized by the hyperactive signaling pathway our test identifies. These sub-types cannot be detected by genomic tests because they lack a corresponding molecular biomarker to identify it. We will translate our discoveries into companion diagnostic tests.

We have already discovered several new breast cancer sub-types: HER2-negative breast cancers that are ER-positive or ER-negative with either (i) abnormal HER2 signaling, (ii) abnormal HER-family signaling coincident with abnormal c-Met signaling, and (iii) abnormal PI3K signaling.

We are currently conducting research to identify additional cancer sub-types in five solid tumor types. Our research studies to date have identified 11 potentially new breast, lung, ovarian, kidney, and bladder cancer sub-types that involve dysregulated oncogenic signaling pathways. Multiple dysregulated pathways were active in each of these tumor types. These studies confirm that the CELsignia platform can be a cancer sub-type discovery engine and that we can create a multi-pathway test to identify the specific driver in a patient’s tumor. We expect to eventually expand the tumor types we evaluate to include colon, head and neck, leukemia, esophageal, and gastric cancers.

We will seek to identify individual signaling pathways that may be driving at least 5% to 10% of the total cancers in each tissue area. Once we have characterized the prevalence of the different sub-types of signaling dysfunction in each tumor type and validated the tests for the different pathways, our plan will be to launch a corresponding CELsignia test. Eventually, each CELsignia test will analyze multiple pathways in a patient’s tumor to identify the specific pathway dysfunction driving a patient’s cancer. Testing multiple pathways will thus provide a system view of the patient’s cancer using dynamic functional analysis. We believe this will result in more accurate diagnosis of a patient compared to molecular diagnostics that are using next generation sequencing to assess the status of multiple static biomarkers.

Clinical Trial Approach

A major component of our development and commercial activities is providing clinical data from interventional clinical trials using our CELsignia tests. Our clinical trial strategy is predicated on proving the correlation between our CELsignia Signaling Function Score and a patient’s clinical results. Once our first trial demonstrates that our CELsignia test identifies patients responsive to targeted therapies, we expect pharmaceutical companies to partner with us to fund trials to evaluate new potential indications for their drugs with patients identified by one of our CELsignia tests. The trials will be designed to confirm that patients with abnormal pathway signaling obtain a superior clinical response to a therapy targeting that pathway than to the standard-of-care therapy they currently receive.

For trials involving patients not currently eligible for a cancer drug that targets a certain pathway, we would first obtain a tissue specimen from each subject and perform the CELsignia test to identify subjects who have abnormal signaling. These patients would then be randomly assigned to either an arm that receives the current standard-of-care therapy or one that includes the current standard-of-care therapy plus the targeted therapy. All patients would be monitored until their disease progresses or until the end of the treatment regimen.

CELsignia Multi-Pathway Signaling Function Test

Our CELsignia MP Test is a qualitative LDT that measures HER2, c-Met, and PI3K signaling activity in tumor cells obtained from patients previously diagnosed with HER2-negative breast cancer that is either ER-positive or ER-negative to determine whether or not the patients have one of the following cancer sub-types:

1.
Abnormal HER2 signaling driven cancer

2.
Abnormal c-Met and HER2 signaling driven cancer

3.
Abnormal PI3K-involved signaling driven cancer

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

Despite the widely recognized role that a dysregulated HER2-related signaling network plays in promoting breast cancer, only tests measuring a single reactant, HER2 protein, are performed in the clinic to diagnose it; we believe no diagnostic tests are available today that measure HER2 signaling activity within a patient’s breast tumor epithelial cells. This focus on measuring HER2 expression-levels reflects the widely-held view that measuring a patient’s HER2 status is sufficient to diagnose HER2-driven breast cancers. When only HER2 expression is measured, though, patients classified as HER2-negative but whose tumor cells have abnormal HER2 signaling are diagnosed as not having HER2-driven breast cancer, when, in fact, they do.

Since current genomic methods cannot identify HER2-negative breast cancer patients who have the HER2-driven cancer, a new method was required. Such a method would need to analyze the HER2-signaling pathways (MAPK and PI3K) associated with HER2 cancers in a patient’s tumor cells. Our CELsignia MP Test identifies patients whose HER2 status as determined by conventional techniques does not represent the correct diagnosis of their breast cancer at a functional level.

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

Our recent studies found that a subset of HER2-negative breast cancer patients has abnormal c-Met signaling coincident with abnormal HER2 signaling. The c-Met expression level of each patient studied was normal. Strong evidence was found that c-Met and HER2 signaling is co-involved and may explain why a c-Met tyrosine kinase inhibitor is not an effective antagonistic when c-Met is hyperactive for this patient sub-set. Additionally, evidence was found that simultaneous inhibition of HER1, HER2, and HER3 signaling, in addition to inhibition of c-Met signaling, was necessary to inhibit HER2 and c-Met signaling activity most effectively.

For the sub-group of HER2-negative breast cancer patients diagnosed with abnormal c-Met and HER2-signaling, it would be intended that they receive treatment with a combination of pan-HER and c-Met inhibitors.

Abnormal PI3K Signaling Tumors

The PI3K signaling pathway is a key regulator of normal cellular processes involved in cell growth, proliferation, metabolism, motility, survival, and apoptosis. Aberrant activation of the PI3K pathway promotes the survival and proliferation of tumor cells in many human cancers. In breast cancer, only patients with certain PI3K mutations are eligible for treatment with a PI3K inhibitor. However, recent clinical trial results suggest that factors other than the mutational status of PI3K may be important to measure when identifying patients eligible for PI3K inhibitors. Less than 20% of PI3K mutated late stage breast cancer patients achieved an objective response in a Phase III clinical trial with alpelisib, a recently approved PI3K inhibitor.

Our studies found hyperactive PI3K involved signaling in a sub-set of HER2-negative breast cancer patients. Strong evidence was found that pan-PI3K inhibitors, rather than inhibitors targeting PI3K-a, may provide the most effective attenuation of dysregulated signaling involving the PI3K-node. Our studies also found that the signaling activity involving PI3K-a is likely more important to measure than the mutational status of PI3K-a when selecting patients for treatment with a PI3K-a inhibitor like alpelisib.

Interventional Clinical Trials in Process using a CELsignia Test to Select Patients for Treatment

FACT 1 Clinical Trial to Evaluate Efficacy of Genentech’s HER2 Drugs

In July 2018, we activated a clinical trial with NSABP to evaluate the efficacy and safety of Genentech’s drugs, Herceptin (trastuzumab) and Perjeta (pertuzumab), and chemotherapy, in breast cancer patients selected with our CELsignia test. NSABP serves as the sponsor and principal investigator of the trial and is responsible for, among other things, setting up clinical sites, enrolling patients, and managing clinical data. NSABP contracted separately with Genentech to provide Herceptin and Perjeta for the study at no cost. We are performing the CELsignia HSF Test to select patients for the trial and are providing the funding for the trial’s patient-related costs. Completing this trial will require, among other things, successful enrollment of patients, meeting trial endpoint goals, and completing the trial in a timely manner. As of February 2020, there were 27 activated sites participating in the FACT 1 trial. The enrollment rate of patients has fallen short of the expectations NSABP originally provided. Based on NSABP’s updated estimates of patient enrollment rates, we expect to obtain interim results in early-to-mid 2021 and final results approximately nine months later.

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

We submitted an Investigational Device Exemption, or IDE, application to the FDA to obtain approval to use our CELsignia HSF Test in a clinical trial setting. The IDE submission included validation test protocols and study reports, manufacturing process summaries, and relevant publications. The FDA approved our IDE in early 2017.

The goal is to demonstrate that patients who have an abnormal HER2 signaling pathway, as identified by our CELsignia test, respond to treatment with a matching targeted therapy. A synopsis of the trial protocol is provided below.

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

FACT 2 Clinical Trial to Evaluate Efficacy of Puma’s HER2 drug

In July 2019, we activated a clinical trial with Puma and West Cancer Center to conduct a Phase II single-arm interventional trial to evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and chemotherapy, in breast cancer patients selected with our CELsignia test. West Cancer Center serves as the sponsor and principal investigator of the trial and is responsible for enrolling patients and managing clinical data. Puma supplies Nerlynx, its pan-HER inhibitor currently approved by the FDA for extended adjuvant treatment of early-stage HER2-positive breast cancer. We provide the CELsignia HSF Test to select triple-negative breast cancer patients who have hyperactive HER2-driven signaling pathways for the trial and will initially fund the patient-related trial costs. We expect interim results from this trial in mid-2021 and final results approximately 9-12 months later.

We submitted an IDE application to the FDA to use our CELsignia HSF Test for this clinical trial and received approval in mid-2018.

The goal of the trial is to demonstrate that triple-negative breast cancer patients who have a hyperactive HER2 signaling tumor, as identified by the CELsignia test, respond to treatment with Nerlynx, a matching HER2 therapy. We believe there is significant clinical interest in finding new diagnostic tests and targeted therapies for triple-negative breast cancer patients because fewer drug treatment options are available to them relative to other breast cancer sub-types.

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

Commercialization Strategy

Our commercial activities will target three complementary groups at various phases of the development of our CELsignia tests.

●
Pharmaceutical companies. For each CELsignia test we develop to diagnose a new cancer sub-type, we will identify the matching targeted therapies, either currently approved or in the investigational phase, and the manufacturer of those therapies. We will initiate discussions and seek to reach development agreements with each of these pharmaceutical companies when we have verified the prevalence of the cancer sub-type and completed successful animal studies.

●
Medical and surgical oncologists. We will initially target key opinion leaders (KOLs), in each cancer type once we have completed the analytical validation of a CELsignia test. This will allow us to build awareness and credibility for the CELsignia test as we are generating clinical validation data. When a new drug indication is received that requires use of a CELsignia companion diagnostic to identify eligible patients, we will coordinate the pharmaceutical company’s go-to-market activities with our own. This coordination will allow us to significantly leverage the pharmaceutical company’s sales, marketing, and reimbursement, unlike traditional molecular diagnostic companies.

●
Payors. We will initiate pilot activities with payors for late stage patients during the clinical validation phase of a CELsignia test’s development. We will expand our payor efforts to include health economics analysis once we have clinical trial data available. When a new drug indication is received that requires use of a CELsignia companion diagnostic to identify eligible patients, we expect to coordinate the pharmaceutical company’s reimbursement activities with our own.

Our CELsignia tests are LDT’s and subject to regulation under CLIA. We completed the analytical validation of our first CELsignia test and received CLIA certification in 2016, at which time our CELsignia HSF Test was ready to sell commercially on a stand-alone basis to treating physicians. We expect to generate revenues from CELsignia tests performed in conjunction with the clinical trials a pharmaceutical company will field during the clinical phase of our partners’ drug approval process. We also expect that the agreements we enter into with the pharmaceutical companies partnering with us on these trials will include milestone payments at initiation and completion of trials and perhaps at various other negotiated points during the trials. We expect to generate revenue from the sale of CELsignia tests ordered by physicians either as stand-alone diagnostics or, upon the approval of our pharmaceutical company’s matching drug, as a companion diagnostic. A key requirement for success of these partnerships will be clinical trial results that demonstrate the advantages of using a CELsignia test as a companion diagnostic.

We intend to position our unique and highly differentiated tests as practice changing advancements in patient care. To inform key stakeholders of the value of our solution in order to drive adoption and reimbursement, we expect to employ the following diverse commercialization strategies over time:

●
leverage our pharmaceutical partnership and their go-to-market initiatives for the drug our companion diagnostic is partnered with;
●
collaborate with oncology thought leaders, KOLs, and leading institutions on clinical research, publications, and product development;
●
build an experienced, oncology-focused sales force in the United States and international distribution channels that are supported by dedicated company personnel;
●
integrate into the everyday practice of clinicians through our medical affairs and client services efforts;
●
publish important medical and scientific data in peer-reviewed journals and present at major industry conferences, conduct clinical trials; and
●
work with patient advocacy groups, leading cancer philanthropic organizations, and medical societies to drive awareness of CELsignia tests and the importance of incorporating functional cellular analysis into cancer treatment.

Through these efforts, we will seek to promote our CELsignia test’s unique capabilities throughout the oncology community—from patients, to the physicians treating them, to the third-party payors for these treatments and to biopharmaceutical companies developing new treatments—all with the goal of facilitating better-informed treatment decisions for the greatest number of patients.

A CELsignia test would be launched to the broader market upon the approval of a pharmaceutical company’s matching drug as a companion diagnostic. We would expect physicians, typically a medical or surgical oncologist, to order our tests in conjunction with the roll-out of the pharmaceutical company’s matching drug. The physician will prescribe a CELsignia test and coordinate provision of a patient specimen from a biopsy or surgical procedure. The fresh tissue would then be shipped overnight directly to our laboratory where we would use our proprietary methods to extract diseased cell samples from the patient’s tissue and perform the CELsignia tests ordered. Test results would typically be available in 10 to 14 days after receipt of the patient specimen. For each patient sample analyzed, a Signaling Function Score would be calculated quantitatively and converted into a final qualitative result: abnormal or normal. For patients found to have an abnormal signaling function, clinicians would use the results of the CELsignia test as a guide to select a targeted drug that inhibits the abnormal signaling activity identified.

United States

For our first tests, we will target the estimated 4,300 medical oncologists working in hospitals and cancer centers in the United States. We expect to hire domestic sales professionals with typically over 10 years of experience in clinical oncology sales working at leading biopharmaceutical or specialty reference laboratory companies.

In general, we intend to focus our initial sales efforts on building relationships with KOLs and researchers at leading academic research institutions to demonstrate the scientific credibility of our CELsignia tests. We also plan to build relationships in community oncology practice settings through leading physician networks and community hospitals and community-based cancer centers. We will also attend national and regional clinical meetings focused on cancer treatment for our anti-cancer tests.

We believe the unique and important nature of the results our CELsignia tests provide, and their positioning as a companion diagnostic, will drive many medical oncologists to independently seek out our tests once they become aware of them. We believe this may allow us to achieve our market penetration goals with a sales force and marketing expenses significantly less costly than has been experienced by molecular diagnostic companies.

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

Pricing and Reimbursement

The principal groups that we expect to pay us in the future for our CELsignia tests include:

●
commercial third-party payors;
●
government payors, including Medicare and state Medicaid plans;
●
biopharmaceutical customers;
●
hospitals, cancer centers, and other institutions; and
●
patients.

Adequate reimbursement will be an important factor in achieving broad clinical adoption of our CELsignia tests. At the same time, we believe broad clinical adoption will help drive favorable reimbursement decisions. To achieve broad reimbursement coverage with commercial third-party payors and government payors, including Medicare and Medicaid, we plan to demonstrate the economic and clinical value of our CELsignia tests to payors by employing a multi-pronged strategy:

●
Set a high bar for analytical validation. We expect to present data on the characterization of new cancer sub-types by CELsignia tests at conferences and will seek to publish the results in peer-reviewed journals.

●
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

●
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

●
Cultivate a network of KOLs. KOLs are able to influence clinical practice by publishing research and determining whether new tests should be integrated into practice guidelines. We expect to collaborate with KOLs early in the development process to ensure our clinical studies are designed and executed in a way that clearly demonstrates the benefits of our tests to physicians and payers.

●
Compile a growing library of peer-reviewed studies that demonstrate the test is effective. We will seek to publish peer-reviewed articles and review papers to help support our efforts to obtain widespread adoption and reimbursement of our CELsignia tests. In each disease area we pursue, we intend to conduct studies in order to develop similar supporting literature.

●
Reduce expenditures. We intend to build economic models to measure the financial benefits of using our CELsignia test in guiding patient treatment and minimizing the use of drugs that will not likely have a positive impact. We plan to use the data we gather through the use of these models as we meet with commercial third-party payors and government payors.

●
Exploit efforts by commercial third-party and government payors to contain healthcare costs. A major cost reduction opportunity is to reduce expenditures for drug courses that provide no patient benefit. Our technology will enable physicians to prescribe therapies that have significantly higher response rates than has been the case with targeted therapies to date. Since this will lower the drug cost per responsive patient, we believe widespread use of our CELsignia tests is consistent with payors goals of delivering health care more cost effectively.

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

These genetic tests often have limited predictive success because they only identify some, but not all of, the molecular and cellular conditions required for a drug therapy to function in a patient. They may identify the presence of the genes associated with a disease, but they cannot determine how the gene products function in the context of a particular individual.

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

Current Molecular Methods vs. Our Functional Cellular Analysis Platform

Type of Cell Sample Used
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

We are not aware of any available tests directly comparable to the CELsignia tests. We expect to offer each CELsignia test to patients at list prices ranging from $4,000 to $7,000, depending on the number of pathways evaluated. List prices for several proprietary complex genomic tests fall within this range, and we believe this provides guidance as to the pricing of highly informative tests that guide cancer patient care.

Intellectual Property

We believe one of our core competitive advantages is the strength of our intellectual property portfolio. We developed our CELsignia technology internally. We are seeking both U.S. and non-U.S. patents to protect our inventions. We have two issued U.S. patents, one issued international patient, six pending U.S. patent applications, 27 pending non-U.S. patent applications, and one pending PCT patent application, as well as numerous corresponding non-U.S. patent applications covering our diagnostic approach using cell signaling analysis in living patient cells to guide treatment of patients with targeted therapies. The earliest expiration date of patents is 2033. In addition, we have developed significant proprietary know-how and trade secrets for the various cell sample preparation and cellular analysis methods we have developed.

We understand we must develop and maintain protection on the proprietary aspects of our technologies in order to remain competitive. We rely on a combination of patents, copyrights, trademarks, trade secret and other intellectual property laws and confidentiality, material transfer agreements, invention assignment agreements and other contracts to protect our intellectual property rights.

We plan to develop names for new products and apply for trademarks and as appropriate secure trademark protection for them, including domain name registration, in relevant jurisdictions. We also have developed a number of proprietary methods, materials, processes, and techniques related to the preparation of patient samples and performance of the CELsignia test that we believe are most effectively protected as trade secrets rather than as patented subject matter.

Principal Suppliers

We purchase commercially available reagents and instruments from a variety of suppliers. Our principal reagent suppliers include Bio-Techne Corporation, Selleck Chemicals, Sigma-Aldrich, and VWR International. Our principal instrument suppliers include Agilent Technologies, Integra Biosciences, Invitrogen, and Thermo Fisher Scientific. These items are purchased on a purchase order basis pursuant to the applicable supplier’s standard terms and conditions. The items purchased from these suppliers are standard products sold widely to the biotechnology industry. All items purchased are typically available within several days after an order is placed.

Government Regulation

CLIA and CMS

The Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, regulates all clinical laboratory testing (except research) performed on humans in the United States through CLIA. All clinical laboratories that perform clinical lab services on human specimens for the purpose of providing information on the diagnosis, prevention or treatment of disease must receive CLIA certification. This covers approximately 175,000 laboratories as of 2017. Laboratories must obtain CLIA certification and demonstrate compliance with CLIA requirements as confirmed by an inspection by CMS. We received our CLIA certification in 2016. We also had our laboratory certified by the College of American Pathologies, or CAP, in 2016, an organization recognized by CMS as a third-party reviewer of clinical laboratories. Several states, including, among others, New York and California, require licensure of out-of-state labs that receive specimens from the state and compliance with the state’s individual laboratory regulations.

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

FDA

FDA approval or clearance is not currently required for CELsignia tests offered as a stand-alone LDT test. If we are partnered with a drug company to launch a CELsignia test as a companion diagnostic for a new drug indication, we would be required to obtain premarket approval, or PMA, in conjunction with the pharmaceutical company seeking a new drug approval for the matching therapy. Historically, the FDA has exercised enforcement discretion with respect to tests performed solely in a central laboratory, like the CELsignia tests or LDTs. The FDA has not required laboratories that furnish only LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls).

Although the FDA proposed regulations that would apply to LDTs, FDA recently decided that, at present, those regulations are not moving forward towards approval and implementation. In mid-2014, the FDA published a draft Guidance Document describing a proposed approach for a regulatory framework for LDTs that would have resulted in most of the high-value LDT tests marketed today eventually being required to obtain 510(k) clearances or PMAs. If implemented, this regulatory framework would require most hospital clinical labs to abandon a number of tests they perform or to pursue regulatory clearances or approvals to perform them. These proposals met significant resistance from Congress, the hospital industry, and independent clinical laboratories. The FDA indicated in late 2016 that it does not intend to finalize the draft Guidance Document at this time. However, FDA continues to discuss potential regulatory approaches to LDTs.

HIPAA and HITECH

Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH Act”), the U.S. Department of Health and Human Services, or HHS, issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of protected health information used or disclosed by healthcare providers and other covered entities. HIPAA includes the following primary sets of regulations: privacy regulations, security regulations, and standards for electronic transactions, which establish standards for certain healthcare transactions. The privacy and security regulations were extensively amended in 2013 to incorporate new requirements from the HITECH Act.

The privacy regulations cover the use and disclosure of protected health information by healthcare providers and other covered entities. They also set forth certain rights that an individual has with respect to his or her protected health information, including, but not limited to, the right to access or amend certain records containing protected health information, or to request restrictions on the use or disclosure of protected health information. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of protected health information that is electronically transmitted or electronically stored. The HITECH Act, among other things, makes many of HIPAA’s privacy and security standards applicable to business associates of covered entities, and established certain protected health information security breach notification requirements. A covered entity must notify affected individual(s) and HHS when there is a breach of unsecured protected health information. HIPAA also governs patient access to laboratory test reports. Effective October 6, 2014, individuals (or their personal representatives, as applicable), have the right to access test reports directly from clinical laboratories and to direct that copies of those test reports be transmitted to persons or entities designated by the individual.

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

Federal, State and Foreign Fraud and Abuse Laws

In the United States, there are various fraud and abuse laws with which we must comply and we are potentially subject to regulation by various federal, state and local authorities, including CMS, other divisions of HHS (e.g., the Office of Inspector General), the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, and state and local governments. We also may be subject to foreign fraud and abuse laws in connection with our international business activities.

In the United States, the federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for patient referrals for, or purchasing, leasing, ordering, recommending or arranging for the purchase, lease or order of, any healthcare item or service reimbursable under a governmental payor program. Courts have stated that a financial arrangement may violate the Anti-Kickback Statute if any one purpose of the arrangement is to encourage patient referrals or other federal healthcare program business, regardless of whether there are other legitimate purposes for the arrangement. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, consulting fees, waivers of co-payments, ownership interests, and providing anything at less than its fair market value. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain provisions, which, if met, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these provisions protects against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. Many states also have anti-kickback statutes, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Other Regulatory Requirements

Our operations use small amounts of hazardous materials in research and development and generate regulated medical waste in the normal course of performing our CELsignia tests. This subjects us to a variety of federal, state and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products that are or will be regulated by the FDA or CMS. In addition to new legislation, FDA and CMS regulations and policies are often revised or interpreted by the agencies in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or FDA or CMS regulations, guidance, policies or interpretations will be changed, or what the impact of such changes, if any, may be. The 2020 presidential election and potential change in administration make it even more difficult to predict if and how federal regulations may change and/or federal agencies might alter their positions.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products we sell. Sales of any of our products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers, managed care organizations or pharmaceutical companies. The process for determining whether a third-party payor will provide coverage for a test sometimes is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that a payor will pay for the drug product. Third-party payors may limit coverage to specific testing products on an approved list, which might not include all of the tests available for a particular indication.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of tests and drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of testing products, drug products and medical services and questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available tests, they may not cover our products or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our testing products or drugs that require use of our testing products and could adversely affect our net revenue and results.

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

Employees and Labor Relations

As of December 31, 2019, we had 27 employees, each of which were full-time employees. None of our employees are currently covered by collective bargaining agreements and we believe that our relations with our employees are good.

ITEM 1A. Risk Factors

Risk factors that could cause actual results to differ from our expectations and that could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Risks Relating to Our Business

We have a limited operating history upon which you can evaluate us. We may never generate revenue or profit.

We are an early-stage biotechnology company that commenced activities in January 2012. We only have a limited operating history upon which you can evaluate us. Our business plan has not been tested. Since inception, we have had no revenue and have incurred significant operating losses. We have financed our operations primarily through private placements of common equity and convertible notes prior to our IPO, as well as through the proceeds from our IPO. To generate revenue and become and remain profitable, we must continue to develop and commercialize the CELsignia platform. To do so, we need to successfully complete our two existing clinical trial collaborations, one with Genentech and NSABP; and the other with Puma and the West Cancer Center, for our CELsignia HSF Test, continue to develop other CELsignia tests for other cancer sub-types and cultivate partnerships with pharmaceutical companies. We must also build operational and financial infrastructure to support commercial operations, train and manage employees, and market and sell our CELsignia tests (as a companion diagnostic and/or as a stand-alone test).

We may never succeed in any of these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability. We expect to continue to incur significant expenses and operating losses for the foreseeable future, and the net losses we incur may fluctuate significantly from quarter to quarter. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain or expand our research and development efforts, expand our business, or continue our operations.

Our initial success is heavily dependent on the success of our first CELsignia test.

Our business strategy is focused on attracting pharmaceutical company partnerships that provide revenue from the sale of CELsignia tests during clinical trials, from milestone payments during clinical trials, from sales of our CELsignia tests as companion diagnostics or stand-alone tests thereafter, and, potentially, from royalties on the incremental drug revenues our tests enable. Our ability to obtain such partnerships and generate such revenue depends in part on the ability of our first CELsignia tests to demonstrate the potential incremental opportunity available for pharmaceutical companies. We do not expect to receive interim results for our first prospective clinical trials for the CELsignia HSF Test until early-to-mid-2021 and with final results expected approximately nine months later. Success of the first clinical trial using the CELsignia HSF Test will depend on many factors, such as successfully enrolling patients, meeting trial endpoint goals, and completing the trial in a timely manner. Our ability to complete the trial could be delayed or prevented for several reasons that are out of our control, such as the FDA withdrawing its authorization and approval to perform the study, NSABP determining that the human and/or toxicology test results do not support continuing the trial, or participants having adverse reactions or side-effects to the drugs administered in the study. If we are unable to demonstrate that the CELsignia HSF Test is suitable as a companion diagnostic for the targeted therapy, we will likely not be able to generate future revenue from our CELsignia test and may not be able to attract other pharmaceutical companies to partner with us for the development and commercialization of other CELsignia tests. Further, potential pharmaceutical company partners may delay negotiating development agreements until results of the first clinical trial using our CELsignia HSF Test trial are available. Even if the ultimate outcome of the first clinical trial using a CELsignia HSF Test trial is positive, any delays could materially and adversely affect our business.

We may not be successful in finding pharmaceutical company partners for continuing development of additional CELsignia tests.

We intend to develop strategic partnerships with pharmaceutical companies for developing additional CELsignia tests. Many of the potential partners are global, multi-billion-dollar pharmaceutical companies with sophisticated research and development organizations and multiple priorities. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for our CELsignia tests because, among other things, our research and development pipeline may be insufficient, such tests may be deemed to be at too early of a stage of development for collaborative effort, or third parties may not view such tests as having the requisite potential to demonstrate efficacy. In addition, we may be restricted under collaboration agreements from entering into future agreements with other partners. Even if we are able to find suitable partners, we may not be successful in negotiating development agreements with such partners that provide revenue from the sale of our CELsignia tests, from milestone payments, and/or from royalties on the incremental drug revenues that our tests enable. If we are unable to reach agreements with suitable strategic partners on a timely basis, on acceptable terms or at all, we may have to curtail the development of additional CELsignia tests, our expected revenue opportunities may be significantly smaller than expected and our business may fail.

While our first CELsignia test is commercially ready, we have not attempted to market it to physicians or their patients as a stand-alone test and have no ability to determine if this test or any of our other tests are currently commercially viable.

While our CELsignia HSF Test has been analytically validated, is conducted in our CLIA certified and CAP accredited laboratory, and is currently ready for commercial use as a LDT, we have not attempted to market it to physicians or their patients. Furthermore, we have commenced only limited communications with KOLs to build awareness and credibility of our CELsignia diagnostic platform and CELsignia tests. Accordingly, we have no ability to determine whether our first CELsignia test, or any other future CELsignia tests, will be commercially viable as a stand-alone test. We may never be successful in generating revenue from our CELsignia tests as stand-alone tests, and if we are unable to build pharmaceutical partnerships that enable us to market this and other tests as companion diagnostic tests, we may never generate any revenue and our business may fail.

Developing our CELsignia tests involves a lengthy and complex process that may not be successful.

Our CELsignia tests may take several years to develop from the time they are discovered to the time they are available for patient use, if ever. In order to develop additional CELsignia tests into commercially ready products, we need to successfully complete a variety of activities, including, among others, conducting substantial research and development, conducting extensive analytical testing, and maintaining our CLIA certified and CAP accredited laboratory. In addition, our business strategy is focused heavily on our CELsignia tests being sold as companion diagnostics. This will require obtaining and maintaining partnerships with pharmaceutical companies and successfully completing clinical studies that demonstrate the suitability of the applicable CELsignia test as a companion diagnostic for their targeted therapies.

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

Clinical trials are expensive and complex with uncertain outcomes, which may prevent or delay commercialization of our CELsignia tests.

For our CELsignia tests to become a companion diagnostic for a matching targeted therapy, we must conduct clinical trials to demonstrate that patients who have an abnormal signaling pathway, as identified by our CELsignia tests, respond to treatment with a matching targeted therapy. Clinical testing is expensive, is difficult to design and implement, and can take many years to complete, and its outcome is inherently uncertain. As a company, we have limited experience in conducting or participating in clinical trials. We cannot be certain that any future clinical trials will conclusively demonstrate that any CELsignia test is effective as a companion diagnostic. If our trials do not yield positive results, we may be unable to maintain the pharmaceutical company partnerships we build or find additional partners, we may not be able to successfully commercialize our CELsignia tests or generate any revenue, our business may fail, and you may lose part or all of your investment.

We cannot be certain that our existing clinical trial or future clinical trials, if any, will begin or be completed on time, if at all. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to commercialize our CELsignia tests, such as:

●
delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with planned trial sites and/or strategic partners;
●
delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design, in obtaining authorization from such authorities to commence the trial, and/or in complying with conditions or other requirements imposed by such regulatory authorities with respect to the trial;
●
delay or failure in recruiting and enrolling suitable subjects to participate in one or more clinical trials, or in such participants completing a trial or returning for follow-up during or after the trial;
●
clinical sites, investigators or other third-parties deviating from the trial protocol, failing to conduct the trial in accordance with regulatory and contractual requirements, and/or dropping out of a trial;
●
regulatory imposition of a clinical hold for any of our clinical trials, where a clinical hold in a trial in one indication would result in a clinical hold for clinical trials in other indications; and
●
changes in governmental regulations or administrative actions.

Significant nonclinical or clinical trial delays could prevent us from maintaining and/or developing new pharmaceutical company partnerships. Delays could also shorten any periods during which we may have the exclusive right to commercialize our CELsignia tests or allow our competitors to bring products to market before we do. As such, any delays could impair our ability to successfully commercialize our CELsignia tests and may materially and adversely affect our business, financial condition, results of operations and prospects.

Even if our CELsignia tests achieve positive clinical trial results, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our potential CELsignia tests, including our first CELsignia HSF Test, achieve positive clinical trial results, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. For example, conventional genomic- or proteomic-based analyses are commonly used today to diagnose cancer and prescribe cancer medications, and physicians may continue to rely on these diagnostic tests instead of adopting the use of a CELsignia test. The degree of market acceptance of our CELsignia tests will depend on a number of factors, including:

●
their efficacy and other potential advantages compared to alternative diagnostic tests;
●
our ability to offer them for sale at competitive prices;
●
their convenience and ease of obtaining patient specimens compared to alternative diagnostics;
●
the willingness of the target patient population to try new diagnostics and of physicians to initiate such diagnostics;
●
the strength of marketing and distribution support;
●
the availability of third-party coverage and adequate reimbursement for our diagnostic tests; and
●
our ability to partner with pharmaceutical companies to develop companion diagnostic programs for the new cancer sub-types we discover.

If our CELsignia tests do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable.

Our business, operational and financial goals may not be attainable if the market opportunities for our CELsignia tests or our pharmaceutical company partners are smaller than we expect. Our internal research and estimates on market opportunities have not been verified by independent sources, and we have not independently verified market and industry data from third-parties that we have relied on.

The total market opportunities that we believe exist are based on a variety of assumptions and estimates, including the number of potential companion diagnostic programs we will be able to successfully pursue, the amount of potential milestone payments that we could receive in companion diagnostic programs, the number of patients we will test in clinical trials, the price we will be able to charge for our tests and the total annual number of cancer patients with undiagnosed abnormal cell signaling. In addition, we have relied on third-party publications, research, surveys and studies for information related to determining market opportunities, including without limitation, information on the number of cancer patients and those receiving various forms of treatment, the cost of drug therapy, the amount of revenue generated from various types of drug therapy, the objective response rates of drug therapies, the number of deaths caused by cancer and the expected growth in cancer drug therapy and diagnostic markets. Our internal research and estimates on market opportunities have not been verified by independent sources, and we have not independently verified market and industry data from third-parties that we have relied on. Any or all of our assumptions and/or estimates may prove to be incorrect for several reasons, such as inaccurate reports or information that we have relied on, potential patients or providers not being amenable to using our CELsignia platform for diagnostic testing or such patients becoming difficult to identify and access, limited reimbursement for companion diagnostics, pricing pressure due to availability of alternative diagnostic tests, or an inability of the CELsignia tests’ companion drugs to obtain the necessary regulatory approvals for new indications. If any or all of our assumptions and estimates prove inaccurate, we and our companion diagnostic pharmaceutical partners may not attain our business, operational and financial goals.

The expected selling price range of our CELsignia tests is an estimate. We have not yet sold any such tests and the actual price we are able to charge may be substantially lower than our expected price range.

We have estimated the selling price range of our CELsignia tests based on the pricing of other diagnostic tests currently available and assumptions regarding the efficacy and market acceptance of our tests. We have not yet sold our CELsignia tests and cannot be certain of the actual price we may be able to charge. The availability and price of our competitors’ products could limit the demand and the price we are able to charge. We may not achieve our business plan if acceptance is inhibited by price competition, if pharmaceutical companies refuse to pay our expected prices for CELsignia tests in clinical trials, if physicians are reluctant to switch from other diagnostic tests to our CELsignia tests or if physicians switch to other new products or choose to reserve our CELsignia tests for use in limited circumstances. Furthermore, reductions in the reimbursement rate of third-party payors have occurred and may occur in the future. Each of these factors could cause our selling price to be substantially lower than expected, and we may fail to generate revenue or become profitable.

The insurance coverage and reimbursement status of new diagnostic products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for CELsignia tests could limit our ability to market those CELsignia tests and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive diagnostic tests and treatments. Sales of any of our potential CELsignia tests will depend substantially, both in the United States and internationally, on the extent to which the costs of our CELsignia tests will be paid by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that the CELsignia tests are:

●
neither experimental nor investigational;
●
appropriate for the specific patient;
●
cost-effective;
●
supported by peer-reviewed publications; and
●
included in clinical practice guidelines.

If reimbursement is not available, or is available only to a limited amount, we may not be able to successfully commercialize our CELsignia tests at expected levels, or potentially at all. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our research and development investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved diagnostic products. In the United States, the principal decisions about reimbursement for new diagnostic products and services are typically made by CMS. CMS decides whether and to what extent a new product or service will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. As such, a significant portion of our potential revenue depends on CMS approving coverage and reimbursement of our CELsignia tests.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of diagnostic tests such as our potential CELsignia tests. In many countries, particularly the countries of the European Union, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time. To obtain reimbursement or pricing approval in some countries, we may be required to demonstrate the cost-effectiveness of our CELsignia tests relative to other available diagnostic tests. The prices of products under such systems may be substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our CELsignia tests. Accordingly, in markets outside the United States, the reimbursement for our potential CELsignia tests may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profit.

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our potential CELsignia tests. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. We expect to experience pricing pressures in connection with the sale of any CELsignia tests due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

We may encounter difficulties in commercializing and marketing our products.

In order to commercialize any CELsignia test, we must build marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. For each CELsignia test we develop, we intend to pursue development agreements with the pharmaceutical companies that provide matching targeted therapies. Once we have completed the analytical validation of a CELsignia test, we plan to target KOLs to build product awareness. Once we have clinical validation data available, we expect to expand our sales and marketing efforts to target the broader market and coordinate our go-to-market activities with those of our partner pharmaceutical companies. These activities will be expensive and time consuming and will require significant attention of our executive officers to manage. Furthermore, there is no guarantee that any new drug indications will require our CELsignia tests as a companion diagnostic or that any pharmaceutical company will effectively coordinate sales and marketing activities with us. Any failure or delay in these activities would adversely impact the commercialization our CELsignia platform, and our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

The diagnostic testing industry is intensely competitive. We have competitors both in the United States and abroad, including universities and other research institutions and providers of diagnostics that focus on developing genomic or proteomic analyses of a patient’s diseased cells or theranostic tests to predict specific patient responses to a drug therapy. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and well-established marketing and sales forces. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, products or services that are more effective or less costly than the CELsignia tests that we are currently developing or that we may develop. In addition, established medical technology, biotechnology and/or pharmaceutical companies may invest heavily to accelerate discovery and development of diagnostic tests that could make our CELsignia tests less competitive.

Our ability to compete successfully will depend largely on our ability to:

●
discover and develop CELsignia tests for cancer sub-types that are superior to other products in the market;
●
demonstrate compelling advantages in the efficacy and convenience of our CELsignia tests on a cost competitive basis;
●
attract qualified scientific, product development and commercial personnel;
●
obtain and maintain patent and other proprietary protection as necessary for our CELsignia platform;
●
obtain required U.S. and international regulatory approvals;
●
successfully collaborate with research institutions and pharmaceutical companies in the discovery, development and commercialization of our current and future CELsignia tests; and
●
successfully expand our operations and build a sales force to support commercialization.
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

In order to rely on a third party to perform our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which our potential CELsignia tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA-certified facility willing to adopt CELsignia tests and comply with the required procedures, or that this laboratory would be willing to perform the tests for us on commercially reasonable terms.

We must hire and retain a qualified sales force.

Our ability to grow revenue for our CELsignia tests is dependent upon our ability to build an effective sales team. We do not currently have a dedicated sales force and building one will be an expensive and time-consuming process. We face intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Even if we are able to increase our sales force, our new sales personnel may not provide sufficient high quality service and attention to effectively market and sell our CELsignia platform. If we are unable to develop our marketing and sales networks or if our sales personnel do not perform as expected, we may be unable to maintain or grow our existing business and our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize our CELsignia platform.

We may require additional capital to finance capital expenditures and operating expenses over the next several years as we launch our CELsignia platform and expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our existing securities. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also include restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to our company.

Risks Related to Our Reliance on Third Parties

We will rely on collaboration with third parties to conduct our clinical trials, including the current trials involving the CELsignia test, and those third parties may not perform satisfactorily.

We will rely on third parties to conduct clinical trials for our CELsignia tests. For our FACT 1 clinical trial, we are collaborating with Genentech and NSABP to conduct a 54-patient single-arm interventional trial that is expected to obtain interim results in early-to-mid-2021 and final results approximately nine months later. We will rely on NSABP to conduct our clinical trial of patients selected using a CELsignia HSF Test, including setting up clinical sites, enrolling patients, and managing clinical data and Genentech will supply the drugs. For our FACT 2 clinical trial, we are collaborating with Puma and the West Cancer Center to conduct a 27-patient single-arm interventional trial that is expected to obtain interim results in mid-2021 and final results approximately 9-12 months later. We will rely on West Cancer Center to conduct our clinical trial of patients selected using a CELsignia HSF Test, including setting up clinical sites, enrolling patients, and managing clinical data and Puma will supply the drugs.

We expect to field additional clinical trials to evaluate new potential indications for drugs with patients identified by one of our new CELsignia tests. NSABP, the West Cancer Center or other contract research organizations that we hire and/or pharmaceutical companies we partner with might not successfully carry out their contractual duties, meet expected deadlines, or conduct our planned clinical trials in accordance with regulatory requirements or our stated protocols. Any of them may also terminate their relationship with us for a variety of reasons. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, we may not be able to complete our clinical trials and may not be able to, or may be delayed in our efforts to, successfully commercialize our potential CELsignia tests.

The pharmaceutical companies that we partner with may not be successful in receiving regulatory approval for drug indications or may not commercialize their companion therapies for our expected companion diagnostic programs.

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

●
may not meet clinical trial endpoint targets in evaluating efficacy of a targeted therapy in the patient population;
●
may encounter regulatory or production difficulties that could constrain the supply of the companion therapies;
●
may have difficulties gaining acceptance of the use of the companion therapies in the clinical community;
●
may not pursue commercialization of any companion therapies;
●
may elect not to continue or renew commercialization programs based on changes in their strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
●
may not commit sufficient resources to the marketing and distribution of such companion therapies; or
●
may terminate their relationship with us.

Any of these factors could adversely affect our commercialization strategy, business, results of operations and financial condition.

Our instrument or reagent suppliers may fail to meet our quality requirements for the items we purchase or fail to provide a continuous supply of the items we utilize to perform our CELsignia tests.

We utilize highly specialized reagents and instruments to perform our CELsignia tests. We may be unable to find suitable replacement reagents and instruments on a timely basis, if at all. Interruption in the supply of these items or degradation in their quality could delay analytical and clinical studies, and/or render us unable to deliver CELsignia tests. This would interrupt sales and adversely affect our business, results of operations and financial condition.

Performance issues or price increases by our shipping carriers could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide our CELsignia tests on a timely basis.

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

Risks Related to Government Regulation

Our CELsignia tests represent a novel approach to companion diagnostics, which could result in heightened regulatory scrutiny, delays in clinical development, or delays in our ability to commercialize any products.

Our unique and proprietary CELsignia technology is the first cancer diagnostic platform we are aware of that can detect the underlying signaling dysfunction driving a patient’s cancer. Because this is a novel approach to companion diagnostics, there can be no assurance as to the length of a clinical trial period, the number of patients the FDA or another applicable regulatory authority will require to be enrolled in the trials in order to establish the safety and efficacy of our CELsignia tests and the companion drugs, or that the data generated in these trials will be acceptable to the FDA or another applicable regulatory authority to support marketing approval of new indications for the companion drugs. This could delay or prohibit our clinical trials and/or commercialization of our CELsignia tests.

If the FDA were to begin regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval.

Most LDTs, are not currently subject to FDA regulation, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. We believe that the CELsignia tests are LDT’s, which is a term that describes tests that are designed and performed within a single laboratory. As a result, we believe the CELsignia tests are not currently subject to regulation by the FDA in accordance with the FDA’s current policy of exercising enforcement discretion regarding LDTs.

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

If premarket review is required by the FDA at a future date or if we decide to voluntarily pursue FDA premarket review of our CELsignia tests, there can be no assurance that our CELsignia tests or any tests we may develop in the future will be cleared or approved by the FDA on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our CELsignia tests. If our CELsignia tests are allowed to remain on the market but there is uncertainty in the marketplace about our tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are more limited than we expect, reimbursement may be adversely affected and we may not be able to sell our CELsignia tests. Compliance with FDA regulations would increase the cost of conducting our business and subject us to heightened regulation and scrutiny by the FDA and penalties for failure to comply with these requirements.

If we fail to obtain required federal and state laboratory licenses, we could lose the ability to perform our tests.

Clinical laboratory tests, including our CELsignia tests, are regulated under CLIA. CLIA is a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA regulations mandate specific standards for laboratories in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management and quality assurance. CLIA certification is also required in order for us to be eligible to bill state and federal healthcare programs, as well as many private third-party payers, for any tests we launch. We will also be required to maintain state licenses in certain states to conduct testing in our laboratories. While we currently have CLIA certification for our Minnesota laboratory, failure to maintain this certification would adversely affect our ability to launch our CELsignia tests.

We generate medical waste and could face substantial liability if we violate laws with respect to the handling of medical waste.

We generate regulated medical waste in the normal course of performing our CELsignia tests. This subjects us to a variety of federal, state and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur related to our business. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

Failure to comply with the HIPAA security and privacy regulations may increase our operational costs.

A portion of the data that we obtain and handle for or on behalf of our clients is considered protected health information, or PHI, subject to HIPAA. Under HIPAA and our contractual agreements with our HIPAA-covered entity health plan customers, we are considered a “business associate” to those customers, and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with our clients, including by implementing HIPAA-required administrative, technical and physical safeguards. We are also required to maintain similar business associate agreements with our subcontractors that have access to PHI of our customers in rendering services to us or on our behalf. We will incur significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA regulations or our clients’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, we cannot guarantee that such safeguards have been and will continue to be adequate under applicable laws. If we have failed, or fail in the future, to maintain adequate safeguards, or we or our agents or subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA, our subcontractor business associate agreements, or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences.

We will also need to expend a considerable amount of resources complying with other federal, state and foreign laws and regulations. If we are unable to comply or have not complied with such laws, we could face substantial penalties or other adverse actions.

Our operations are subject, directly or indirectly, to other federal, state and foreign laws and regulations that are complex and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Compliance with laws and regulations will require us to expend considerable resources implementing internal policies and procedures for compliance and ongoing monitoring and will require significant attention of our management team. This will be challenging as an early-stage company with limited financial resources and human capital. These laws include, for example:

●
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
●
The civil False Claims Act, that forbids the knowing submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, federal healthcare programs or private health plans;
●
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
●
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

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products that are or will be regulated by the FDA or CMS. In addition to new legislation, CMS and FDA regulations and policies are often revised or interpreted by the agencies in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or FDA or CMS regulations, guidance, policies or interpretations will be changed, or what the impact of such changes, if any, may be. The 2020 presidential election and potential change in administration make it even more difficult to predict if and how federal regulations may change and/or federal agencies might alter their positions. Changes in laws and the development of new regulations could affect our business operations and/or the cost of compliance.

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

Our ability to compete successfully will depend in part on our ability to obtain and enforce patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We have applied for patents that protect our technology. Our patent portfolio includes two issued U.S. patents, one issued international patent, six pending U.S. patent applications, 27 pending non-U.S. patent applications, one pending international PCT patent application, and numerous corresponding non-U.S. patent applications. Each patent and patent application covers methods of use. However, we cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

●
our pending or future patent applications may not result in the issuance of patents;
●
the scope of any existing or future patent protection may not exclude competitors or provide competitive advantages to us;
●
our patents may not be held valid if subsequently challenged;
●
other parties may claim that our products and designs infringe the proprietary rights of others, and even if we are successful in defending our patents and proprietary rights, the cost of such litigation may adversely affect our business; and
●
other parties may develop similar products, duplicate our products, or design around our patents.

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

The patent position of companies like ours is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The U.S. Patent and Trademark Office, or U.S. PTO, has not established a consistent policy regarding the breadth of claims that it will allow in medical technology patents. In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or CELsignia tests, in whole or in part, or which effectively prevent others from commercializing competitive technologies and diagnostic tests. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. PTO or patent offices in foreign jurisdictions, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, without payment to us, or result in our inability to commercialize CELsignia platform without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to develop or commercialize current or future CELsignia tests.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our CELsignia tests and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the medical technology, biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our CELsignia platform, including interference or derivation proceedings before the U.S. PTO and similar bodies in other jurisdictions. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our CELsignia platform and CELsignia tests. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our CELsignia platform or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Any lawsuits relating to infringement of intellectual property rights necessary to defend ourselves or enforce our rights will be costly and time consuming and could be unsuccessful.

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

If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our CELsignia platform could be significantly diminished.

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

●
allow the authorized number of our directors to be changed only by resolution of our board of directors;
●
limit the manner in which stockholders can remove directors from our board of directors;
●
establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●
require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●
limit who may call stockholder meetings;
●
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●
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

Our stock price may be extremely volatile. The stock market in general and the market for smaller medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for such stock. The market price for our common stock may be influenced by many factors, including:

●
the success of competitive products or technologies;
●
results of planned clinical trials of our first CELsignia HSF Test or other CELsignia tests may develop in the future;
●
regulatory or legal developments in the United States and other countries;
●
developments or disputes concerning patent applications, issued patents or other proprietary rights;
●
the recruitment or departure of key personnel;
●
the level of expenses related to any of our CELsignia tests or clinical development programs;
●
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●
operating results that fail to meet expectations of securities analysts that cover our company;
●
variations in our financial results or those of companies that are perceived to be similar to us;
●
changes in the structure of healthcare payment systems;
●
market conditions in the pharmaceutical, biotechnology and medical technology sectors;
●
sales of our stock by us, our insiders and our other stockholders;
●
general economic and market conditions; and
●
the other factors described in this “Risk Factors” section.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting of Section 404(b) of the Sarbanes-Oxley Act;
●
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●
reduced disclosure obligations regarding executive compensation; and
●
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the continued listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our ongoing legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. If we cease to be an emerging growth company, we will also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). As of December 31, 2018, our management identified a material weakness in our internal controls due to the lack of segregation of duties, and as a result, concluded that our internal control over financial reporting was, at that time, ineffective. While we have remediated this material weakness and, as of December 31, 2019, concluded that our internal control over financial reporting was effective, we may need to dedicate additional internal resources and engage outside consultants to maintain compliance with Section 404 in the future. Any material weaknesses that we may identify in the future could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We currently lease and occupy approximately 16,000 square feet in Minneapolis, Minnesota, which includes our clinical laboratory and offices. This lease expires in April 2021 and is renewable annually with the right to extend the term for two periods of one year each and provides for monthly rent, real estate taxes and operating expenses. We believe that this leased space is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

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

As of February 28, 2020, there were approximately 44 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The information required by this Item concerning equity compensation plans is incorporated herein by reference from Part III, Item 11 of this Annual Report.

Use of Proceeds from Registered Securities

On September 22, 2017, we issued and sold 2,760,000 shares of our common stock in the IPO at a public offering price of $9.50 per share, for aggregate gross proceeds of $26.2 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-220128), which was declared effective by the SEC on September 19, 2017. Craig-Hallum Capital Group LLC acted as the sole manager for the offering. The offering terminated on September 22, 2017.

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

At December 31, 2019, the net proceeds from our IPO were held in a diversified portfolio of bank deposits and prime and government money market funds. All investments are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated September 19, 2017.

ITEM 6. Selected Financial Data

The following tables present, as of the dates and for the years indicated, our selected historical financial data, as indicated therein. The statement of operations data for the years ended December 31, 2019 and 2018 and the balance sheet data as of December 31, 2019 and 2018 are derived from our audited financial statements that are included elsewhere in this Annual Report. Our historical results are not indicative of the results to be expected in the future.

 You should read this information together with our financial statements and the related notes, as well as Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Celcuity Inc.
Statements of Operations

	Years Ended December 31,
	2019	2018

Operating expenses:

Research and development	$6,269,308	$6,325,995
General and administrative	1,535,993	1,606,543
Total operating expenses	7,805,301	7,932,538
Loss from operations	(7,805,301)	(7,932,538)

Other income (expense)
Interest expense	(159)	(111)
Interest income	446,096	448,834
Gain on sale of fixed assets	-	3,000
Other income, net	445,937	451,723
Net loss before income taxes	(7,359,364)	(7,480,815)
Income tax benefits	-	-
Net loss	$(7,359,364)	$(7,480,815)

Net loss per share, basic and diluted	$(0.72)	$(0.74)

Weighted average common shares outstanding, basic and diluted	10,226,041	10,124,544

	As of December 31,
	2019	2018
Balance Sheet Data:
Total assets	$20,280,800	$26,031,821
Total liabilities	983,229	682,210
Total stockholders' equity	19,297,571	25,349,611

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our financial statements and the related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in Item 1A of Part I of this Annual Report.

OVERVIEW

We are developing companion diagnostic tests designed to expand the eligible patient populations for targeted therapies by discovering new cancer sub-types molecular-based approaches cannot detect. Our proprietary CELsignia diagnostic platform is the only commercially ready technology we are aware of that uses a patient’s living tumor cells to identify the specific abnormal cellular process driving a patient’s cancer and the targeted therapy that best treats it. We believe our CELsignia platform provides two important improvements over traditional molecular diagnostics. First, molecular diagnostics can only provide a snapshot of the genetic mutations present in a patient’s tumor because they analyze fixed (i.e., dead) cells. Using fixed cells prevents molecular diagnostics from analyzing in the dynamic cellular activities, known as cell signaling, that regulate cell proliferation or survival. Cancer can develop when certain cell signaling activity becomes abnormal, or dysregulated. Since genetic mutations are often only weakly correlated to the dysregulated signaling activity driving a patient’s cancer, a molecular diagnostic is prone to providing an incomplete diagnosis. CELsignia tests overcome this limitation by measuring dynamic cell signaling activity in a patient’s living tumor cells. When a CELsignia test detects abnormal signaling activity, a more accurate diagnosis of the patient’s cancer driver is obtained. Second, molecular diagnostics can only estimate the probability of a patient’s potential drug response based on a statistical analysis of the drug’s clinical trial results. Instead of this indirect estimate of drug response, CELsignia tests directly measure the effectiveness of a targeted therapy in a patient’s living tumor cells. This enables physicians to confirm that the therapeutic matching the patient’s cancer driver is functional in the patient’s tumor cells before prescribing it, which significantly increases the likelihood of a positive clinical outcome.

Our first analytically validated and commercially ready test using our CELsignia platform, the CELsignia HSF Test, diagnoses two new sub-types of HER2-negative breast cancer that traditional molecular diagnostics cannot detect. Our internal studies show that approximately 15-20% of HER2-negative breast cancer patients have abnormal HER2 signaling activity similar to levels found in HER2+ breast cancer cells. As a result, these HER2-negative patients have undiagnosed HER2-driven breast cancer and would be likely to respond to the same anti-HER2 targeted therapies only HER2+ patients receive today. We have two interventional clinical trials underway to evaluate the efficacy of HER2 targeted therapies in breast cancer patients selected with our CELsignia HSF Test.

Our second CELsignia test for breast cancer evaluates independent c-Met signaling activity and its involvement with HER family signaling in HER2-negative breast cancer tumor cells. Our internal studies show that approximately 20%-25% of HER2-negative breast cancer patients have abnormal c-Met signaling activity that is co-activated with abnormal HER family signaling. These studies suggest that this sub-group of HER2-negative breast cancer patients may best respond to treatment with a combination of HER family and c-Met inhibitors.

We completed development of our third CELsignia test for breast cancer during the fourth quarter of 2019. This new test evaluates PI3K signaling in HER2-negative breast cancer tumor cells. Our internal studies demonstrate how measurement of PI3K-involved signaling may provide a more sensitive and specific method of identifying patients most likely to benefit from PI3K inhibitors than current genetic tests that measure PI3K mutations.

We intend to combine these three tests to create the CELsignia Multi-Pathway Signaling Function Test. With this next generation CELsignia test, we plan to provide an analysis of HER1, HER2, HER3, c-MET, and PI3K-node involved signaling activity for each patient tumor specimen received.

In addition to our CELsignia tests for HER2-negative breast cancer, we are developing CELsignia tests to diagnose 11 new potential cancer sub-types we have discovered in breast, lung, colon, ovarian, kidney, and bladder cancers. Approved or investigational drugs are currently available to treat these new potential cancer sub-types. We expect to launch these additional tests on a staggered basis over the next few years while continuing our research to identify additional new cancer sub-types.

Our overall commercialization strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. We have two collaborations underway that rely on the CELsignia HSF Test to select breast cancer patients for treatment with HER2 targeted therapies. For the first one of these collaborations, we are fielding a prospective clinical trial with Genentech and NSABP to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with abnormal HER2 signaling. We expect interim results from this trial in early-to-mid 2021 and final results approximately nine months later. For the second of these collaborations, we are fielding a prospective clinical trial with Puma and West Cancer Center to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy, in breast cancer patients selected with our CELsignia HSF Test. We expect to obtain interim results in mid-2021 and final results approximately 9-12 months later.

For a third collaboration, we were selected by NSABP and Puma to evaluate tissue samples from a Phase II study evaluating Puma’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients. This 35-patient study is expected to be completed in late 2021. Unlike the trial with NSABP and Genentech, our CELsignia test will be used solely to evaluate tissue samples after they have been enrolled in this trial. We will not receive payment for the testing we perform. We expect our CELsignia test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

In conjunction with the development of the CELsignia MP test, we will seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of combining HER family inhibitors and c-Met inhibitors in breast cancer patients who have abnormal c-Met and abnormal HER1 pathway activity. The FDA has approved two c-Met inhibitors and six HER-family inhibitors for cancer treatment. Additional c-Met and HER-family inhibitors are being evaluated in on-going clinical trials. Several pharmaceutical companies possess both a c-Met and a HER family inhibitor. We will also seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of PI3K inhibitors in breast cancer patients who have abnormal PI3K-node involved signaling activity. The FDA has approved several PI3K inhibitors for cancer treatment and additional PI3K inhibitors are being evaluated in on-going clinical trials.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began operations in 2012. For the years ended December 31, 2019 and 2018, we reported a net loss of approximately $7.4 and $7.5 million, respectively. As of December 31, 2019, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $16.8 million under Celcuity Inc. As of December 31, 2019, we had cash and cash equivalents of approximately $18.7 million.

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

 Research and Development

 Since our inception, we have primarily focused on research and development of our CELsignia platform, development and validation of our CELsignia tests, and research related to the discovery of new cancer sub-types. Research and development expenses primarily include:

●
employee-related expenses related to our research and development activities, including salaries, benefits, recruiting, travel and stock-based compensation expenses;
●
laboratory supplies;
●
consulting fees paid to third parties;
●
clinical trial costs;
●
facilities expenses; and
●
legal costs associated with patent applications.

Internal and external research and development costs are expensed as they are incurred. As we continue to expand clinical trials to evaluate efficacy of targeted therapies in cancer patients selected with one of our CELsignia tests, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation related to our executive, finance and support functions. Other general and administrative expenses include professional fees for auditing, tax, and legal services associated with being a public company, director and officer insurance and travel expenses for our general and administrative personnel.

Sales and Marketing

Selling and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our CELsignia platform and corresponding CELsignia tests. We expect to begin to incur increased selling and marketing expenses in anticipation of the commercialization of our first CELsignia tests. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

Interest expense is the result of finance lease obligations.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

	Years Ended December 31,		Increase (Decrease)
	2019	2018	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$6,269,308	$6,325,995	$(56,687)	(1)%
General and administrative	1,535,993	1,606,543	(70,550)	(4)
Total operating expenses	7,805,301	7,932,538	(127,237)	(2)
Loss from operations	(7,805,301)	(7,932,538)	127,237	(2)
Other income (expense)
Interest expense	(159)	(111)	(48)	n/a
Interest income	446,096	448,834	(2,738)	(1)
Gain on sale of fixed assets	-	3,000	(3,000)	n/a
Other income, net	445,937	451,723	(5,786)	(1)
Net loss before income taxes	(7,359,364)	(7,480,815)	121,451	(2)
Income tax benefits	-	-	-	-
Net loss	$(7,359,364)	$(7,480,815)	$121,451	(2)%

Research and Development

For the year ended December 31, 2019, our total research and development expenses decreased approximately $0.06 million, or 1%, to approximately $6.27 million from $6.33 million for the prior year. The decrease primarily resulted from a $0.31 million decrease in compensation expense, primarily in payroll taxes resulting from utilization of research and development tax credits as authorized by the Path Act and a decrease of $0.16 million in non-cash stock-based compensation. This decrease was offset by a $0.41 million increase in clinical validation and laboratory studies, legal expenses related to patent costs and operational and business development activities.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to discover new cancer sub-types and to develop and validate additional CELsignia tests to diagnose such sub-types. We also expect to incur increased expenses to support companion diagnostic business development activities with pharmaceutical companies as we develop additional CELsignia tests.

General and Administrative

For the year ended December 31, 2019, our total general and administrative expenses decreased approximately $0.07 million, or 4%, to approximately $1.54 million from $1.61 million for the prior year. The decrease primarily resulted from a decrease in professional fees associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public reporting company.

Interest Expense

For the years ended December 31, 2019 and 2018, interest expense is related to finance lease liabilities.

Interest Income

For the year ended December 31, 2019, interest income was essentially flat over the prior year. Higher market interest rates on cash and cash equivalents was offset by lower cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through December 31, 2019, we raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the IPO of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of December 31, 2019, our cash and cash equivalents were approximately $18.7 million, and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $16.8 million under Celcuity Inc.

We expect that our research and development and general and administrative expenses will increase as we continue to develop our CELsignia platform and additional CELsignia tests, conduct research related to the discovery of new cancer sub-types, conduct clinical trials, and pursue other business development activities. We will also start to incur sales and marketing expenses as we commercialize our CELsignia tests. We expect to use cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as for the increased costs associated with being a public company.

Based on our current business plan, we believe that our current cash on hand will provide sufficient cash to finance operations and pay obligations when due until the fourth quarter of 2021.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	2019	2018
Net cash provided by (used in):
Operating activities	$(5,998,711)	$(6,076,269)
Investing activities	8,529,799	19,094,392
Financing activities	259,305	236,697
Net increase in cash and cash equivalents	$2,790,393	$13,254,820

Operating Activities

Net cash used in operating activities was approximately $6.0 million for the year ended December 31, 2019 and consisted primarily of a net loss of approximately $7.36 million and working capital changes of approximately $0.06 million, adjusted for non-cash items of approximately $1.42 million. The working capital change was primarily due to approximately $0.19 million increase in payroll tax receivable, offset by a $0.11 million increase in accrued expenses. Non-cash expense items of approximately $1.42 million consisted of depreciation of approximately $0.34 million, stock-based compensation expense of approximately $1.04 million and interest income of approximately $0.04 million.

Net cash used in operating activities was approximately $6.08 million for the year ended December 31, 2018 and consisted primarily of a net loss of approximately $7.48 million and approximately $0.07 million in working capital changes, adjusted for non-cash items of approximately $1.47 million. The working capital change was primarily due to approximately $0.05 million increase in prepaid insurance and deposits. Non-cash expense items of approximately $1.47 million consisted of depreciation of approximately $0.22 million, stock-based compensation expense of approximately $1.17 million and interest income of approximately $0.08 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was approximately $8.53 million and consisted of approximately $8.91 million of net proceeds from investments in certificates of deposit and government securities (U.S. Treasury Notes and U.S. government agency securities), adjusted by approximately $0.38 million in purchases of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2018 was approximately $19.09 million and consisted of approximately $19.72 million of net proceeds from investments in certificates of deposit and government securities (U.S. Treasury Notes and U.S. government agency securities), adjusted by approximately $0.63 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was approximately $0.26 million and consisted of proceeds from the exercise of common stock warrants and stock options, and employee stock purchases.

Net cash provided by financing activities for the year ended December 31, 2018 was approximately $0.24 million and primarily consisted of approximately $0.33 million of proceeds from the exercise of common stock warrants and employee stock purchases, adjusted by approximately $0.06 million for payment of taxes for net share settlement of stock options exercised.

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

Our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report. Of our significant accounting policies, we believe that the following is the most critical:

Stock-Based Compensation

Our stock-based compensation consists of common stock options and restricted stock issued to certain employees and nonemployees and our Employee Stock Purchase Plan (“ESPP”). We recognize compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing method. We have elected to account for forfeitures as they occur.

The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to our IPO, the price per share of common stock was determined by our board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the Nasdaq Capital Market on the grant date. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available in combination with our calculated volatility since being publicly traded.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event we terminate any of our consulting agreements, the unvested options issued in connection with such agreements would also be cancelled. Unvested nonemployee options were marked-to-market through April 1, 2018, the date that we adopted ASU No. 2018-07, Improvements to Non-employee Share-Based Payment Accounting.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Celcuity Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celcuity Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota
March 13, 2020

Celcuity Inc.
Balance Sheets

	December 31, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$18,735,002	$15,944,609
Investments	-	8,952,907
Deposits	22,009	22,009
Deferred transaction costs	28,743	28,743
Payroll tax receivable	190,000	-
Prepaid assets	274,600	269,940
Total current assets	19,250,354	25,218,208
Property and equipment, net	833,463	813,613
Operating lease right-of-use assets	196,983	-
Total Assets	$20,280,800	$26,031,821
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$142,773	$119,811
Finance lease liabilities	5,769	5,730
Operating lease liabilities	178,466	-
Accrued expenses	584,319	536,791
Total current liabilities	911,327	662,332
Finance lease liabilities	14,109	19,878
Operating lease liabilities	57,793	-
Total Liabilities	983,229	682,210
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized; 10,253,988 and 10,186,382 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	10,254	10,186
Additional paid-in capital	36,134,723	34,827,467
Accumulated deficit	(16,847,406)	(9,488,042)
Total Stockholders' Equity	19,297,571	25,349,611
Total Liabilities and Stockholders' Equity	$20,280,800	$26,031,821
See accompanying notes to the financial statements

Celcuity Inc.
Statements of Operations

	Years Ended December 31,
	2019	2018

Operating expenses:

Research and development	$6,269,308	$6,325,995
General and administrative	1,535,993	1,606,543
Total operating expenses	7,805,301	7,932,538
Loss from operations	(7,805,301)	(7,932,538)

Other income (expense)
Interest expense	(159)	(111)
Interest income	446,096	448,834
Gain on sale of fixed assets	-	3,000
Other income, net	445,937	451,723
Net loss before income taxes	(7,359,364)	(7,480,815)
Income tax benefits	-	-
Net loss	$(7,359,364)	$(7,480,815)

Net loss per share, basic and diluted	$(0.72)	$(0.74)

Weighted average common shares outstanding, basic and diluted	10,226,041	10,124,544

See accompanying notes to the financial statements

Celcuity Inc.
Statements of Changes in Stockholders' Equity

	Common Stock
	Shares	Par Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2017	10,087,516	$10,087	$33,388,597	$(2,007,227)	$31,391,457
Exercise of common stock warrants	19,343	19	183,740		183,759
Stock-based compensation	2,571	3	1,168,613	-	1,168,616
Exercise of common stock options, net of shares withheld for exercise price and employee taxes	59,400	59	(59)	-	-
Payments for taxes related to net share settlement of stock options exercised			(55,138)		(55,138)
Employee stock purchases	17,552	18	141,714	-	141,732
Net loss	-	-	-	(7,480,815)	(7,480,815)
Balance at December 31, 2018	10,186,382	10,186	34,827,467	(9,488,042)	25,349,611
Exercise of common stock warrants	395	-	3,752	-	3,752
Stock-based compensation	-	-	1,040,989	-	1,040,989
Exercise of common stock options, net of shares withheld for exercise price	58,127	59	174,899	-	174,958
Employee stock purchases	9,084	9	87,616	-	87,625
Net loss	-	-	-	(7,359,364)	(7,359,364)
Balance at December 31, 2019	10,253,988	$10,254	$36,134,723	$(16,847,406)	$19,297,571

See accompanying notes to the financial statements

Celcuity Inc.
Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,359,364)	$(7,480,815)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	338,996	223,037
Stock-based compensation	1,040,989	1,168,616
Gain on sale of fixed assets	-	(3,000)
Non-cash interest income, net of cash received	42,907	89,324
Changes in operating assets and liabilities:
Payroll tax receivable	(190,000)	-
Prepaid assets and deposits	(20,143)	(54,514)
Accounts payable	45,617	25,432
Accrued expenses	111,403	(44,349)
Non-cash operating lease, net	(9,116)	-
Net cash used for operating activities	(5,998,711)	(6,076,269)

Cash flows from investing activities:
Purchases of investments	-	(3,235,000)
Proceeds from sale of investments	8,910,000	22,955,000
Purchases of property and equipment	(380,201)	(629,608)
Proceeds from sale of property and equipment	-	4,000
Net cash provided by investing activities	8,529,799	19,094,392

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	3,752	183,759
Proceeds from exercise of employee stock options	174,958	-
Proceeds from employee stock purchases	87,625	141,732
Payments for secondary registration statement costs	(1,300)	(27,443)
Payments for finance leases	(5,730)	(3,324)
Payments for taxes related to net share settlement of stock options exercised	-	(55,138)
Payments for IPO costs	-	(2,889)
Net cash provided by financing activities	259,305	236,697
Net change in cash and cash equivalents	2,790,393	13,254,820

Cash and cash equivalents:
Beginning of period	15,944,609	2,689,789
End of period	$18,735,002	$15,944,609
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$2,700	$24,055
Property and equipment funded by finance lease	-	28,932
Leasehold improvements funded by landlord and related deferred rent included in accrued expenses	-	75,000
Registration statement costs included in accounts payable	-	1,300
See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO FINANCIAL STATEMENTS

1.
Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is developing companion diagnostic tests designed to expand the eligible patient populations for targeted therapies by discovering new cancer sub-types molecular-based approaches cannot detect. The Company’s proprietary CELsignia diagnostic platform is currently the only commercially ready technology the Company is aware of that uses a patient’s living tumor cells to evaluate the functional status of the cell signaling pathways associated with cancer. The CELsignia platform identifies the abnormal signaling activity driving a patient’s cancer and quantifies how effectively a targeted therapy can treat it. This enables physicians to select the therapeutic that precisely matches and inhibits a patient’s cellular dysfunction, which significantly increases the likelihood of a positive clinical outcome. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Operating results for the year ended December 31, 2019 are not necessarily indicative of results to be expected for any future year.

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

Cash and Cash Equivalents

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2019 and December 31, 2018, the Company had $18,369,229 and $15,822,846, respectively, in money market funds that are considered cash equivalents and not insured by the Federal Deposit Insurance Corporation.

 Investments

The Company maintains its investments in certificates of deposit, U.S. governmental agency securities and U.S. Treasury Notes and has classified them as held-to-maturity at the time of purchase. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold until maturity. Held-to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. At December 31, 2019 and December 31, 2018, the Company had $0 and $8,982,907, respectively, of short-term investments.

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

Deferred Transaction Costs

Deferred transaction costs primarily consist of legal fees, SEC filing fees and other fees relating to the Company’s Registration Statement on Form S-3 filed on September 21, 2018. The deferred transaction costs were capitalized as incurred and will be offset against the proceeds from future securities offered by the Company for a period up to three years. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering will occur, any deferred transaction costs will be expensed. Total costs incurred were $0 and $28,743 for years ended December 31, 2019 and 2018, respectively.

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

●
Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.
●
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
●
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

The carrying values of cash equivalents, accounts payable, accrued expenses and other financial working capital items approximate fair value at December 31, 2019 and December 31, 2018, due to the short maturity nature of these items.

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

Stock-Based Compensation

The Company’s stock-based compensation consists of stock options and restricted stock issued to certain employees and nonemployees of the Company and the Company’s 2017 Employee Stock Purchase Plan. The Company recognizes compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing method. If the factors change and different assumptions used, the Company’s stock-based compensation expense could be materially different in the future. The Company recognizes stock-based compensation expense for these options on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $6,269,308 in the year ended December 31, 2019 and $6,325,995 in the year ended December 31, 2018.

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

 Application of New or Revised Accounting Standards

Pursuant to the JOBS Act, a company constituting an “emerging growth company” is, among other things, entitled to rely upon certain reduced reporting requirements. The Company is an emerging growth company but has irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition, which the Company elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (ROU) assets of $356,539 and lease liabilities of $404,931 and eliminated deferred rent of $63,875 and prepaid rent of $15,483. The adoption of ASC 842 had no impact on the Company’s Statement of Operations and Statement of Cash Flows for the year ended December 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 8.

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

For the years ended December 31, 2019 and 2018, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 585,215 and 478,503 shares of common stock, respectively, warrants to purchase 353,585 and 353,980 shares of common stock, respectively, and 0 and 2,571 shares of restricted common stock, respectively.

4.
Investments

The Company held no investments as of December 31, 2019.

The following table summarizes the Company’s held-to-maturity investment securities at amortized cost as of December 31, 2018:

	December 31, 2018
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Short-term investments:
Certificates of Deposit	$4,415,548	$-	$33,526	$4,382,022
Governmental Agency Securities	3,038,217	-	24,444	3,013,773
U.S. Treasury Notes	1,499,142	-	2,130	1,497,012
Total	$8,952,907	$-	$60,100	$8,892,807

5.
Prepaid Assets

Prepaid assets consisted of the following at December 31:

	2019	2018
Current:
Directors & officers' insurance	$229,167	$224,125
Prepaid rent	-	21,490
Other	45,433	24,325
Total	$274,600	$269,940
6.
Property and Equipment

Property and equipment consisted of the following at December 31:

	2019	2018
Leasehold improvements	$302,848	$297,094
Furniture and equipment	1,350,508	997,416
	1,653,356	1,294,510
Less: Accumulated depreciation	(819,893)	(480,897)
Total	$833,463	$813,613

Depreciation expense was $338,996 and $223,037 for the years ended December 31, 2019 and 2018, respectively.

7.
Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2019	2018
Accrued compensation	$461,452	$391,629
Deferred rent	-	63,875
Employee Stock Purchase Plan	10,121	28,940
Other	112,746	52,347
Total	$584,319	$536,791

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

The lease agreement includes the option to extend the term for two periods of one year each. The option to extend is at the Company’s discretion and because the Company has not determined if the option to extend will be exercised, the extended lease terms are not included in the ROU assets and lease liabilities. The Company regularly evaluates the renewal options and when it is reasonably certain of exercise, the Company includes the renewal period in its lease term.

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

Supplemental balance sheet information consisted of the following at December 31, 2019:

Operating Lease
Right-of-use assets	$196,983

Operating lease liability	$236,259
Less: short term portion	(178,466)
Long term portion	$57,793

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(9,162)
Net book value of property and equipment under finance lease	$19,770

Finance lease liability	$19,878
Less: short term portion	(5,769)
Long term portion	$14,109

Maturity analysis under lease agreements consisted of the following as of December 31, 2019:

	Operating Leases	Finance Leases
2020	$193,338	$7,255
2021	64,940	7,255
2022	-	7,255
2023	-	3,022
Total minimum lease payments	258,278	24,787
Less: Present value discount	(22,019)	(242)
Less amount representing services		(4,667)
Present value of net minimum lease payments	$236,259	$19,878

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	1.3 years	5.5%
Finance lease	3.4 years	1.0%

Lease costs for the year ended December 31, 2019:

Twelve-month Period

Operating lease cost	$164,252
Finance lease cost:
Amortization	5,786
Interest	159
Variable lease cost	82,885
$253,082

Supplemental cash flow information related to leases for the year ended December 31, 2019:

Twelve-month Period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$248,450
Operating cash outflow from finance leases	159
Financing cash outflow from finance leases	5,730
$254,339

As of December 31, 2018, minimum rental commitments under non-cancelable operating leases under prior lease accounting rules (ASC 840) were:

Amount
2019	$173,367
2020	193,338
2021	64,940
Total	$431,645

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

In October 2018, the Company entered into an agreement with a biopharmaceutical company and a cancer research center to conduct a clinical research study. The Company made payments of approximately $70,000 in 2019. Additional payments of approximately $112,000 will be due as certain milestones are met.

9.
Stockholders’ Equity

On September 15, 2017, in connection with its IPO, Celcuity LLC filed a certificate of conversion, whereby Celcuity LLC effected a corporate conversion from a Minnesota limited liability company to a Delaware corporation and changed its name to Celcuity Inc. Pursuant to the conversion, units of membership interest in the limited liability company were converted into shares of common stock of the corporation at a conversion ratio of 40 units for one share of common stock. The Company had 257,604,208 units issued and outstanding as of September 15, 2017. After giving effect to the corporate conversion, the number of common shares outstanding as of such date was 6,440,139. As a result of the corporate conversion, accumulated deficit was reduced to zero on the date of the corporate conversion, and the corresponding amount was credited to additional paid-in capital. The corporate conversion was approved by members holding a majority of the outstanding units of Celcuity LLC, and in connection with such conversion, the Company filed a certificate of incorporation and adopted bylaws. The Company determined that the corporate conversion is equivalent to a change in the Company’s capital structure.

On September 22, 2017, the Company completed its IPO whereby it sold 2,760,000 shares of common stock at a public offering price of $9.50 per share. The aggregate net proceeds received by the Company from the IPO were approximately $23.3 million, net of underwriting commissions of approximately $1.8 million and offering expenses of approximately $1.1 million. Upon the closing of the IPO, 10,082,050 shares of common stock were outstanding, which included 881,911 shares of common stock issued as a result of the conversion of the Company’s convertible notes. Shares of the Company’s common stock began trading on September 20, 2017 on The Nasdaq Capital Market under the symbol “CELC”.

On May 11, 2018, the Company filed an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to decrease the number of authorized shares of its common stock and preferred stock. Pursuant to the Company’s amended certificate of incorporation, the Company is authorized to issue up to 25,000,000 shares of common stock, $0.001 par value per share and 2,500,000 shares of preferred stock, $0.001 par value per share.

At December 31, 2019 and 2018, the Company had 10,253,988 and 10,186,382 shares of common stock outstanding, respectively.

Warrants

In connection with the 2016 private placement offering of units, the Company issued ten-year warrants to the placement agent of the private placement. The warrants allow the placement agent to purchase up to 55,249 shares of common stock at $7.56 per share. The warrants were immediately exercisable and expire on January 14, 2026 and May 2, 2026. These warrants are equity classified and the $330,607 fair value of the warrants is reflected as additional paid-in capital.

In connection with the private placement offering of convertible notes, the Company issued ten-year warrants to the placement agent to purchase 48,615 shares of common stock at a price of $8.42 per share. The warrants were immediately exercisable and expire on April 28, 2027 and May 17, 2027. These warrants are equity classified and the $286,999 fair value of the warrants is reflected as additional paid-in-capital.

In addition, the Company granted the purchasers of the convertible notes the right to receive a seven-year warrant to purchase 131,675 shares of common stock at an exercise price equal to the conversion price of the convertible notes. With the completion of the IPO on September 22, 2017, these warrants were issued. These warrants were immediately exercisable and expire on September 22, 2024. These warrants are equity classified and the $776,717 fair value of the warrants is reflected as additional paid-in-capital.

In connection with the IPO, the Company issued a five-year warrant to the underwriter. The warrant allows the underwriter to purchase up to 138,000 shares of common stock at $10.45 per share. This warrant was immediately exercisable and expires on September 19, 2022. This warrant is equity classified and the $784,111 fair value of the warrant is reflected as additional paid-in-capital.

At December 31, 2019 and 2018, the Company had warrants to purchase 353,585 and 353,980 shares of common stock outstanding, respectively, at a weighted average exercise price of $9.42. A total of 395 and 19,343 warrants were exercised in the years ended December 31, 2019 and 2018, respectively.

10.
Stock-Based Compensation

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan, as amended, was adopted by the Company’s board and approved by the members of Celcuity LLC on August 10, 2012. The Company reserved a maximum of 625,000 shares of common stock for issuance under the 2012 Equity Incentive Plan. The 2012 Equity Incentive Plan provides for options, restricted stock awards, performance stock awards or stock bonuses. The exercise price of each option granted under the 2012 Equity Incentive Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2012 Equity Incentive Plan is ten years. The Company’s board administers the 2012 Equity Incentive Plan and determines the provisions of incentive awards, including eligible recipients, number of shares subject to an incentive award, exercise price, vesting schedule, duration of an incentive award and other restrictions an incentive award may be subject to. The 2012 Equity Incentive Plan was frozen on September 6, 2017 and any new awards will be issued under the terms of the 2017 Stock Incentive Plan.

2017 Stock Incentive Plan

The 2017 Stock Incentive Plan (the “2017 Plan”) was adopted by the Company’s board on September 6, 2017, became effective following the corporate conversion on September 15, 2017, and was approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Plan. The number of shares reserved for issuance under the 2017 Plan will increase automatically on January 1, 2019 and each subsequent anniversary through January 1, 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The Company’s board decided that no increase would occur on January 1, 2019. The 2017 Plan provides for options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses. The exercise price of each option granted under the 2017 Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2017 Plan is ten years. The 2017 Plan is generally administered by the compensation committee of the Company’s board, which has the authority to interpret the 2017 Plan, grant awards and make all other determinations necessary for the administration of the 2017 Plan.

The following table summarizes the activity for all stock options outstanding for the years ended December 31:

	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	478,503	$9.73	501,603	$7.58
Granted	248,756	19.69	66,899	23.17
Exercised	(66,489)	5.13	(89,999)	7.60
Forfeited/Expired	(75,555)	10.55	-	-
Balance at December 31	585,215	$14.37	478,503	$9.73

Options exercisable at December 31:	264,280	$9.52	256,029	$7.00

Weighted Average Grant Date Fair Value for Options Granted During the year:		$13.46		$15.76

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2019:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
585,215	8.15	$14.37	$906,765	264,280	$9.52	$806,301

The Company recognized stock-based compensation expense for stock options of $990,839 and $1,009,620 for the years ended December 31, 2019 and 2018, respectively.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the years ended December 31:

	2019	2018
Risk-free interest rate	1.42% - 2.47%	2.52% - 3.09%
Expected volatility	76.2% - 80.0%	72.0%-76.0%
Expected life (years)	5.2 to 6.3	5.5 to 10.00
Expected dividend yield	0%	0%

The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s IPO, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the IPO, the price per share of common stock is determined by using the closing market price on the Nasdaq Capital Market on the grant date. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded.

All assumptions used to calculate the grant date fair value of nonemployee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options issued in connection with such agreements would also be cancelled. Unvested nonemployee options were marked-to-market through April 1, 2018, the date that the Company adopted ASU No. 2018-07, Improvements to Non-employee Share-Based Payment Accounting.

No restricted stock awards were granted in the year ended December 31, 2019. A restricted stock award of 2,571 shares was granted to a member of the Company’s board in 2018. The Company had 0 and 2,571 shares of restricted stock outstanding as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, 2,571 and 5,250 shares of restricted stock vested, respectively, The Company recognized stock-based compensation expense for restricted stock of $17,047 and $87,232 for the years ended December 31, 2019 and 2018, respectively.

The total remaining shares available for grant under the 2017 Plan is 386,178.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2020	$1,229,261
2021	944,230
2022	784,416
2023	440,701
2024	84,484
Total estimated compensation cost to be recognized	$3,483,092

2017 Employee Stock Purchase Plan

The Company’s 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board on September 6, 2017 and approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company has reserved a total of 100,000 shares for issuance under the ESPP. The number of shares authorized and reserved for issuance under the ESPP will be automatically increased on the first day of each of the Company’s fiscal years beginning in 2019 by the number of shares equal to 0.5% of the total outstanding number of shares of common stock. However, the Company’s board may reduce the amount of the increase in any particular year. The Company’s board decided that no increase would occur on January 1, 2019. The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The ESPP is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock-based compensation expense related to the ESPP of $33,103 and $71,764 for the years ended December 31, 2019 and 2018, respectively.

The Company recognized total stock-based compensation expense, as follows for the years ended December 31:

	2019	2018
Stock-based compensation expense in operating expenses:
Research and development	$567,305	$727,216
General and administrative	473,684	441,400
Total	$1,040,989	$1,168,616

11.
Income Taxes

Following the conversion of Celcuity LLC to Celcuity Inc. on September 15, 2017, the Company began filing federal and state returns where required. No income tax benefit was recorded for the years 2019 and 2018, due to net losses and recognition of a valuation allowance. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ended December 31:

	2019	2018
Tax benefit at statutory federal rate	$(1,545,000)	$(1,571,000)
State income tax benefit, net of federal tax effect	(24,000)	(30,000)
Change in valuation allowance on deferred tax assets	1,781,000	1,881,000
Other permanent items	(212,000)	(280,000)
Income tax benefits	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, Income Taxes, the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2019. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	2019	2018
Deferred tax assets (liabilities):
Accrued expenses	$8,000	$14,000
Share-based compensation	435,000	329,000
Property and equipment	175,000	103,000
Right-of-use assets	(41,000)	-
Lease liability	50,000	-
Start-up expenditures	2,038,000	1,265,000
Net operating losses and tax credits	1,894,000	1,067,000
Valuation allowance	(4,559,000)	(2,778,000)
Net deferred tax assets	$-	$-

At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $6.2 million and $0.6 million, respectively. The net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The net operating loss carryforwards starting in 2018 have no expiration.

Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company's ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may limit in the future the amount of net operating loss carryforwards available to offset future taxable income.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more-likely-than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2019, and 2018, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Prior to the conversion, Celcuity LLC was a limited liability company and therefore was taxed as a partnership for income tax purposes. Accordingly, no benefit for income taxes was recorded prior to the conversion.

For years prior to 2015, the Company is no longer subject to U.S. federal or state income tax examinations. The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”) in Internal Control-Integrated Framework. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as of December 31, 2018 our internal control over financial reporting was not effective due to limited segregation of duties, which is indicative of many small companies with limited staff. We have designed and implemented an enhancement plan, with oversight from our Audit Committee, to remediate this previously-identified material weakness. As a part of this plan, we have implemented certain changes to our internal control over financial reporting, including, but not limited to:

●
Continued to utilize an outside resource who provided an independent review and oversight of transactions that were initiated by someone else.

●
Continued to engage an outside resource to test key financial reporting controls.

After implementing this enhancement plan described above, based on an evaluation of our internal control over financial reporting as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our previously-identified material weakness had been remediated and our internal control over financial reporting was effective.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to our designation as an “emerging growth company,” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

With the exception of the efforts described above, there have been no changes to our system of internal control over financial reporting during the three months ended December 31, 2019 and during the subsequent time period through the filing of this Annual Report that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

Brian F. Sullivan, age 58, is our co-Founder and has served as Chairman of the Board and Chief Executive Officer since we commenced operations in 2012. Mr. Sullivan has over 25 years of experience founding and building successful, high growth technology companies. He was Chairman and CEO of SterilMed, a medical device reprocessing company, from 2003, when he led an investment group to acquire a majority interest, until its sale to Ethicon Endo-Surgery Inc., a Johnson & Johnson company, for $330 million in 2011. Previously, he was co-founder and Chief Executive Officer of Recovery Engineering, a filtration company, which he took public and subsequently sold to Procter & Gamble for $265 million in 1999. Since 2003, Mr. Sullivan has served on the board of directors of Entegris, Inc., a publicly-held company. Mr. Sullivan has received six U.S. patents and has several pending. He graduated magna cum laude with distinction from Harvard College with an A.B. in economics. Among other attributes, skills, and qualifications, the board of directors believes Mr. Sullivan is uniquely qualified to serve as a director based on his extensive operational and business development experience, and his knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.

Lance G. Laing, Ph.D., age 58, is our co-Founder and has served as Chief Science Officer, Vice President, Secretary and Director since we commenced operations in 2012. Dr. Laing’s career spans more than 15 years in drug discovery research and technology development. He received his doctorate in biophysics and biochemistry from The Johns Hopkins University and completed a National Institutes of Health post-doctoral fellowship at Washington University Medical School. He has received 18 U.S. patents and has an additional 24 U.S. patents pending. His drug discovery research career began at Scriptgen/Anadys Pharmaceuticals (purchased by Novartis), where he worked under Professor Peter Kim, who became President of Merck Research. He also was Director of Chemistry and Bioapplications and Director of Detection Product Development for two companies that each developed instruments similar to those Celcuity uses to perform the CELsignia tests. His work at these two instrument companies gave him unique expertise and experience in developing a variety of patented applications for these instruments. Most recently, he served as an executive director for an international drug discovery and development company. Among other attributes, skills, and qualifications, the board of directors believes Dr. Laing is uniquely qualified to serve as a director based on his significant research, medical and scientific expertise.

Richard E. Buller, M.D., Ph.D., age 70, was appointed to Celcuity’s board of directors in December 2019. Dr. Buller has over 15 years of experience leading oncology clinical development and translational medicine departments at major pharmaceutical companies. He has participated in the development of 15 drugs and several companion diagnostics that received U.S. FDA approval. Dr. Buller most recently served as Head Oncology Clinical Development and Vice President of Translational Oncology at Pfizer, Inc, one of the world’s largest pharmaceutical companies, until he retired in 2016. He had previously served as Vice President of Translational Medicine at Exelixis, a leading biopharmaceutical company, where he led efforts to study patients selected by molecular testing for inclusion in their phase 2 and phase 3 clinical trials. He began his pharmaceutical company career at GlaxoSmithKline as Director of the Oncology Medicine Development Center. Prior to his leadership positions in drug development, he was Professor of Gynecologic Oncology at the University of Iowa, where he led laboratory research focused on identifying genomic variants involved in ovarian cancer. He received his M.D. from the Baylor College of Medicine, where he also received his Ph.D. in cell biology. Among other attributes, skills, and qualifications, the board of directors believes Dr. Buller is uniquely qualified to serve as a director based on his oncology drug and diagnostic development expertise.

David F. Dalvey, age 61, has served as a member of Celcuity’s board of directors since February 2014. Mr. Dalvey has more than 30 years of experience in the fields of corporate finance and venture capital, working primarily with growth-oriented technology and life-science businesses. He has over 10 years of corporate finance advisory experience with two national investment banks, completing over 150 individual transactions. He has been the General Partner of Brightstone Venture Capital, a venture capital management company, since September 2000. Brightstone is a 25-year old venture capital management company that has raised and managed ten venture partnerships. Previously, he held management positions with R.J. Steichen and Company, an investment bank, from 1995 to 2000, The Food Fund LP, a venture capital firm, from 1992 to 1995 and Wessels, Arnold & Henderson, an investment bank, from 1987 to 1992. Mr. Dalvey served on the board of directors for Navarre Corporation (now Speed Commerce, Inc.) from 2009 until November 2012, on the board of managers for Blue Rock Market Neutral Fund, a mutual fund registered under the Investment Company Act of 1940 from 2000 to 2014 and on the board of directors for Digitiliti, Inc. from July 2011 until October 2012. Mr. Dalvey has significant operational exposure as a board director or advisor to many other public and privately held growth businesses and has served on these companies’ audit, strategic or governance committees, including companies such as HomeSpotter, Definity Health, AppTec Laboratories, CHF Solutions, BiteSquad, Agiliti, and Nature Vision. Mr. Dalvey received a B.S. in Business/Management Economics from University of Minnesota. Among other attributes, skills, and qualifications, the board of directors believes Mr. Dalvey is uniquely qualified to serve as a director based on his leadership experience in operating both public and private companies and his experience working in the investment community and with investment firms enable him to bring valuable insight and knowledge to our board of directors.

Leo T. Furcht, M.D., age 73, was appointed to Celcuity’s board of directors in May 2019. Dr. Furcht is currently Allen-Pardee Professor of Cancer Biology and Head of the Department of Laboratory Medicine and Pathology at the University of Minnesota and a member of the Division of Molecular Pathology and Genomics. He served as Chairman of the Board of Directors for University of Minnesota Physicians, the Medical School practice plan with approximately 700 physicians, from 2004-2014. He was also the founding Director of the Biomedical Engineering Center from 1990-2001, where he led efforts to establish stem cell and molecular diagnostics expertise at the University of Minnesota. He has published more than 180 scientific papers and holds more than 30 patents in the fields of polypeptides, biomaterials, and adult stem cells. His business experience includes co-founding two medical technology companies, South Bay Medical, a medical device company that was acquired by Mentor Corporation, and Diascreen, a diagnostics company, which was later acquired by Chronimed. Among other attributes, skills, and qualifications, the board of directors believes Dr. Furcht is uniquely qualified to serve as a director based on his research in tumor cell behavior and extracellular matrix proteins, Head of the University of Minnesota’s Department of Laboratory Medicine and Pathology, and his experience in several biotechnology start-ups.

Richard J. Nigon, age 72, is currently Senior Vice President of Cedar Point Capital, LLC., a private company that raises capital for early stage companies, where he has served since 2007. Mr. Nigon has also been a board member for Tactile Systems Technology since September 2012 and Northern Technologies International Corp. since February 2010, including its non-executive Chairman of the board of directors since November 2012. Mr. Nigon also serves as a director of several private companies. Mr. Nigon previously served as a board member for Vascular Solutions, Inc. from November 2000 to February 2017, when it was acquired by Teleflex, Incorporated and as a board member for Virtual Radiologic Corporation from May 2007 until it was acquired in July 2010. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements of Stifel Nicolaus until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he served as a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young’s Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly-traded companies in the consumer retailing and manufacturing sectors. Among other attributes, skills, and qualifications, the board of directors believes Mr. Nigon is qualified to serve as a director because of his extensive public accounting and auditing experience, including particular experience with emerging growth companies. The board of directors also believes that Mr. Nigon will bring to the board of directors a strong background in financial controls and reporting, financial management, financial analysis, SEC reporting requirements and mergers and acquisitions. His strategic planning expertise gained through his management and leadership roles at private investment firms also makes him well-suited to serve as a member of the board of directors.

Executive Officers

Information regarding our Chief Executive Officer, Brian F. Sullivan, and our Chief Science Officer, Lance G. Laing, PhD., is included above under the heading “Directors”.

 Vicky Hahne, age 53, joined as our Chief Financial Officer in July 2017. She has more than 20 years of financial leadership experience, including the most recent 10 years in the healthcare industry. Prior to joining Celcuity, Ms. Hahne served as Controller of Respiratory Technologies Inc., a medical device manufacturer, from 2015 to 2017. While at Respiratory Technologies, she played a key role in the due diligence process to sell the company to Koninklijke Philips. In 2014, she served as Controller for Ability Network Inc., a healthcare information technology company. From 2007 to 2012, Ms. Hahne served as Controller of Sterilmed Inc., a medical device reprocessing company, where she was significantly involved in the sale of the company to Johnson & Johnson. Prior to these roles, Ms. Hahne held several senior financial positions at SimonDelivers Inc., including Chief Financial Officer. Ms. Hahne has extensive experience in early stage, high growth companies with responsibilities including financial controls and stewardship, financial analysis, mergers and acquisitions, building infrastructure and systems. She received a B.S. degree in Finance and Accounting from Northern State University and received her CPA certificate in 1990.

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2020 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

None.

EXHIBITS

See Exhibit Index immediately following the signature page hereto, which is incorporated herein by reference.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2020		CELCUITY INC.

	By	/s/ Brian F. Sullivan
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

Signature	Title	Date

/s/ Brian F. Sullivan	Chairman and Chief Executive Officer	March 13, 2020
Brian F. Sullivan	(Principal Executive Officer)

/s/ Vicky Hahne	Chief Financial Officer	March 13, 2020
Vicky Hahne	(Principal Financial and Accounting Officer)

/s/ Lance G. Laing	Chief Science Officer, Vice President and Secretary, and	March 13, 2020
Lance G. Laing	Director

/s/ Richard Buller	Director	March 13, 2020
Richard Buller

/s/ Dave F. Dalvey	Director	March 13, 2020
Dave F. Dalvey

/s/ Leo Furcht	Director	March 13, 2020
Leo Furcht

/s/ Richard J. Nigon	Director	March 13, 2020
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

4.2*	Description of Registered Securities.

10.1+	Celcuity Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.2+	Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.3+	Amendment No. 1 to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

10.4+
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

10.8+
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

10.12
Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.13
Commercial Lease, dated September 28, 2017, between West Glen Development I, LLC and Celcuity, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

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

101
Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2019, formatted, in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*
Filed herewith.
**
Furnished herewith.
+
Management contract or compensatory plan.