Form 10-Q
period 2020-03-31
Celcuity Inc.
filed 2020-05-07
CIK 1603454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________

 FORM 10-Q
 _____________________________________________________
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

On May 1, 2020 there were 10,258,666 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.
Condensed Balance Sheets
	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$16,854,359	$18,735,002
Deposits	22,009	22,009
Deferred transaction costs	34,870	28,743
Payroll tax receivable	190,000	190,000
Prepaid assets	337,251	274,600
Total current assets	17,438,489	19,250,354
Property and equipment, net	795,676	833,463
Operating lease right-of-use assets	158,666	196,983
Total Assets	$18,392,831	$20,280,800
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$68,104	$142,773
Finance lease liabilities	5,780	5,769
Operating lease liabilities	176,600	178,466
Accrued expenses	614,462	584,319
Total current liabilities	864,946	911,327
Finance lease liabilities	12,660	14,109
Operating lease liabilities	-	57,793
Total Liabilities	877,606	983,229
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized; 10,253,988 shares issued and outstanding as of March 31, 2020 and December 31, 2019	10,254	10,254
Additional paid-in capital	36,599,372	36,134,723
Accumulated deficit	(19,094,401)	(16,847,406)
Total Stockholders' Equity	17,515,225	19,297,571
Total Liabilities and Stockholders' Equity	$18,392,831	$20,280,800
See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2020	2019

Operating expenses:

Research and development	$1,847,414	$1,590,958
General and administrative	463,399	383,545
Total operating expenses	2,310,813	1,974,503
Loss from operations	(2,310,813)	(1,974,503)

Other income (expense)
Interest expense	(33)	(43)
Interest income	63,851	128,638
Other income (expense), net	63,818	128,595
Net loss before income taxes	(2,246,995)	(1,845,908)
Income tax benefits	-	-
Net loss	$(2,246,995)	$(1,845,908)

Net loss per share, basic and diluted	$(0.22)	$(0.18)

Weighted average common shares outstanding, basic and diluted	10,253,988	10,198,461

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2020

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	10,253,988	$10,254	$36,134,723	$(16,847,406)	$19,297,571
Stock-based compensation	-	-	464,649	-	464,649
Net loss	-	-	-	(2,246,995)	(2,246,995)
Balance at March 31, 2020 (unaudited)	10,253,988	$10,254	$36,599,372	$(19,094,401)	$17,515,225

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2019

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	10,186,382	$10,186	$34,827,467	$(9,488,042)	$25,349,611
Stock-based compensation	-	-	184,645	-	184,645
Exercise of common stock options	22,733	23	174,934	-	174,957
Net loss	-	-	-	(1,845,908)	(1,845,908)
Balance at March 31, 2019 (unaudited)	10,209,115	$10,209	$35,187,046	$(11,333,950)	$23,863,305

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,246,995)	$(1,845,908)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	94,792	76,168
Stock-based compensation	464,649	184,645
Non-cash interest income, net of cash received	-	7,963
Changes in operating assets and liabilities:
Prepaid assets and deposits	(62,651)	(17,825)
Accounts payable	(92,197)	13,309
Accrued expenses	30,143	12,278
Non-cash operating lease, net	(21,342)	(20,661)
Net cash used for operating activities	(1,833,601)	(1,590,031)

Cash flows from investing activities:
Proceeds from sale of investments	-	245,000
Purchases of property and equipment	(45,604)	(47,641)
Net cash provided by (used for) investing activities	(45,604)	197,359

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	174,957
Payments for secondary registration statement costs	-	(1,300)
Payments for finance leases	(1,438)	(1,428)
Net cash provided by (used for) financing activities	(1,438)	172,229
Net change in cash, cash equivalents, and restricted cash	(1,880,643)	(1,220,443)

Cash and cash equivalents:
Beginning of period	18,735,002	15,944,609
End of period	$16,854,359	$14,724,166

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$14,101	$101,154
Registration statement costs included in accounts payable	6,127	-

See accompanying notes to the financial statements

CELCUITY INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)
(For the Three Ended March 31, 2020 and 2019)

1.
Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical stage biotechnology company translating discoveries of new cancer sub-types into pioneering companion diagnostics and new therapeutic options for cancer patients. The Company’s proprietary CELsignia diagnostic platform analyzes living tumor cells to untangle the complexity of the cellular activity driving a patient’s cancer. This allows us to discover new cancer sub-types molecular diagnostics cannot detect. We are driven to improve outcomes for patients and to transform how pharmaceutical companies define the patient populations for their targeted therapies.  The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2019 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

Accounting Estimates

Management uses estimates and assumptions in preparing these unaudited condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates and the difference could be material. Significant items subject to such estimates and assumptions include the valuation of stock-based compensation and prepaid or accrued clinical trial costs.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842, Leases, as the date of initial application of transition, which the Company elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (ROU) assets of $356,539 and lease liabilities of $404,931 and eliminated deferred rent of $63,875 and prepaid rent of $15,483. The adoption of ASC 842 had no impact on the Company’s Condensed Statement of Operations and Condensed Statement of Cash Flows for the three-month period ended March 31, 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 4.

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

For the three months ended March 31, 2020 and 2019, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 630,889 and 388,965 shares of common stock, respectively, warrants to purchase 353,585 and 353,980 shares of common stock, respectively, and 0 and 2,571 shares of restricted common stock, respectively.

4.
Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In September 2017, the Company entered into a non-cancelable operating lease agreement for building space. The new lease commenced, and the Company moved to the facility, in May 2018, in conjunction with the termination of its then existing lease. Rent expense is recorded on a straight-line basis over the lease term. The new lease agreement extends through April 2021 and provides for monthly rent, real estate taxes and operating expenses.

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

Supplemental balance sheet information consisted of the following at March 31, 2020:

Operating Lease
Right-of-use assets	$158,666

Operating lease liability	$176,600
Less: short term portion	(176,600)
Long term portion	$-

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(10,608)
Net book value of property and equipment under finance lease	$18,324

Finance lease liability	$18,440
Less: short term portion	(5,780)
Long term portion	$12,660

Maturity analysis under lease agreements consisted of the following as of March 31, 2020:

	Operating Leases	Finance Leases
2020	$129,881	$5,441
2021	64,940	7,255
2022	-	7,255
2023	-	3,023
Total minimum lease payments	194,821	22,974
Less: Present value discount	(18,221)	(208)
Less amount representing services	-	(4,326)
Present value of net minimum lease payments	$176,600	$18,440

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	1.1 years	5.5%
Finance lease	3.2 years	1.0%

Lease costs for the period ended March 31, 2020:

Three-month Period

Operating lease cost	$41,063
Finance lease cost:
Amortization	1,447
Interest	33
Variable lease cost	24,365
$66,908

Supplemental cash flow information related to leases for the period ended March 31, 2020:

Three-month Period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$94,589
Operating cash outflow from finance leases	33
Financing cash outflow from finance leases	1,438
$96,060

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

6.
Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the three months ended March 31:

	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	585,215	$14.37	478,503	$9.73
Granted	57,500	10.17	250	22.22
Exercised	-	-	(22,733)	7.69
Forfeited	(11,826)	10.60	(67,055)	9.37
Balance at March 31	630,889	$14.06	388,965	$9.91

Options exercisable at March 31:	274,267	$9.65	253,719	$7.09

Weighted Average Grant Date Fair Value for options granted during the period:		$6.59		$15.53

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2020:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
630,889	8.07	$14.06	$233,614	274,267	$9.65	$233,614

The Company recognized stock-based compensation expense for stock options of $450,664 and $162,829 for the three months ended March 31, 2020 and 2019, respectively.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the three months ended March 31:

	2020	2019
Risk-free interest rate	1.35% - 1.66%	2.47%
Expected volatility	73.3%	80.0%
Expected life (years)	5.5 to 6.1	6.05
Expected dividend yield	0%	0%

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

All assumptions used to calculate the grant date fair value of non-employee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options issued in connection with the agreements would also be cancelled. Unvested non-employee options were marked-to-market through April 1, 2018, the date that the Company adopted ASU No. 2018-07, Improvements to Non-employee Share-Based Payment Accounting.

No restricted stock awards were granted during the three months ended March 31, 2020 and 2019. The Company had 0 and 2,571 shares of restricted stock outstanding as of March 31, 2020 and 2019, respectively, and 0 shares of restricted stock vested during the three months ended March 31, 2020 and 2019. The Company recognized stock-based compensation expense for restricted stock of $0 and $12,786 for the three months ended March 31, 2020 and 2019, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,540 shares on January 1, 2020 and will increase automatically on January 1 of each of 2021 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the board may reduce the amount of the increase in any particular year. The total remaining shares available for grant under the Company’s 2017 Plan as of March 31, 2020 is 433,668.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2020	$910,860
2021	1,008,493
2022	870,596
2023	530,290
2024	91,505
Total estimated compensation cost to be recognized	$3,411,744

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $13,985 and $9,030 for the three months ended March 31, 2020 and 2019, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,270 shares on January 1, 2020 and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of March 31, 2020 is 124,634.

The Company recognized total stock-based compensation expense as follows for the three months ended March 31:

	Three Months Ended
	March 31,
	2020	2019
Stock-based compensation expense in operating expenses:
Research and development	$293,116	$100,257
General and administrative	171,533	84,388
Total	$464,649	$184,645

ITEM 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We completed development of our third CELsignia test for breast cancer during the fourth quarter of 2019. This new test evaluates PI3K signaling in HER2-negative breast cancer tumor cells. Our internal studies demonstrate how measurement of PI3K-node involved signaling may provide a more sensitive and specific method of identifying patients most likely to benefit from PI3K inhibitors than current genetic tests that measure PI3K mutations.

During the first quarter of 2020, we made significant progress developing a new CELsignia test intended to diagnose cancers driven by dysregulated RAS signaling. We expect to complete development of this test for breast and ovarian cancer patients by the end of 2020. Dysregulation of RAS signaling, which includes the RAF/ERK and PI3K/AKT pathways, is estimated to drive 30%-40% of all cancers. Pharmaceutical companies have developed numerous drugs that target RAS-involved pathways. However, the number of the interactions amongst RAS-regulated pathways has made it extremely difficult to use molecular tests to identify patients with dysregulated RAS signaling tumors. The challenge of diagnosing a cancer driven by a dysregulated RAS signaling network is magnified because two or more different pathways are typically involved. Recent research has also found that RAS mutations play a much less important role in dysregulated RAS signaling than previously thought. Our CELsignia platform is uniquely suited to untangling the complexity of dysregulated RAS signaling tumors and identifying the targeted therapy combination capable of treating it.

Once development of the new RAS test is completed, we intend to add it to our current CELsignia Multi-Pathway (MP) Test. This next generation CELsignia MP Test would provide an analysis of HER1, HER2, HER3, c-MET, PI3K, and RAS-involved signaling activity for each patient tumor specimen received. Our current CELsignia MP Test has the potential to diagnose oncogenic signaling activity undetectable by molecular tests in up to one in three HER2-negative breast cancer patients. If our efforts to develop a RAS dynamic signaling test are successful, the percentage of cancer patients who could benefit from a CELsignia MP Test would increase significantly.

We will report pre-clinical study results for our first CELsignia test for ovarian cancer at the 2020 Annual Meeting of the American Association for Cancer Research in late June 2020. This new test will identify a new sub-group of ovarian cancer patients with tumors that have undiagnosed hyperactive oncogenic signaling activity. Nearly 15,000 women a year die from ovarian cancer, a disease that has less than a 50% five-year survival rate and a limited range of targeted therapy options. There is thus a significant unmet need for additional therapeutic options for ovarian cancer patients. As a companion diagnostic, our CELsignia test for ovarian cancer will be intended to help pharmaceutical companies obtain new drug indications and expand treatment options for this challenging tumor type. We would expect to initiate discussions with pharmaceutical companies about collaborating on clinical trials later in 2020.

In addition to our CELsignia tests for HER2-negative breast cancer, and soon ovarian cancer, we are developing CELsignia tests to diagnose 11 new potential cancer sub-types we have discovered in breast, lung, colon, ovarian, kidney, and bladder cancers. Approved or investigational drugs are currently available to treat these new potential cancer sub-types. We expect to launch these additional tests on a staggered basis over the next few years while continuing our research to identify additional new cancer sub-types. Our overall commercialization strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. We have two collaborations underway that rely on the CELsignia HSF Test to select breast cancer patients for treatment with HER2 targeted therapies. For the first one of these collaborations, we are fielding a prospective clinical trial with Genentech and NSABP (FACT-1) to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with abnormal HER2 signaling. For the second of these collaborations, we are fielding a prospective clinical trial with Puma and West Cancer Center (FACT-2) to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy, in breast cancer patients selected with our CELsignia HSF Test.

For a third collaboration, we were selected by NSABP and Puma to evaluate tissue samples from a Phase II study evaluating Puma’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients. This 35-patient study is expected to be completed in late 2022. Unlike the trial with NSABP and Genentech, our CELsignia test will be used solely to evaluate tissue samples after they have been enrolled in this trial. We will not receive payment for the testing we perform. We expect our CELsignia test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

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

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended March 31, 2020 and 2019, we reported a net loss of approximately $2.2 million and $1.8 million, respectively. As of March 31, 2020, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $19.1 million under Celcuity Inc. As of March 31, 2020, we had cash and cash equivalents of approximately $16.9 million.

Impact of COVID-19 on our Business

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. The impact of the COVID-19 pandemic on our business is discussed in further detail below:

Health and Safety

To help protect the health and safety of our employees, suppliers and collaborators, we took proactive, aggressive action from the earliest signs of the outbreak. We enacted rigorous safety measures in our laboratory and administrative offices, including implementing social distancing protocols, allowing working from home for those employees that do not need to be physically present in a lab to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We expect to continue to implement these measures until the COVID-19 pandemic is contained and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, suppliers, and collaborators.

Clinical Trials and Collaborations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. As we continue to advance our clinical trial collaborations, we are in close contact with our current clinical sponsors, and principal investigators, as well as prospective pharmaceutical company and clinical collaborators, to assess the impact of COVID-19 on our trial enrollment timelines and collaboration discussions. In light of recent developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we are experiencing delays in the enrollment of patients in our ongoing clinical trials. We now expect interim results from the FACT-1 and FACT-2 trials to be delayed at least until the second half of 2021 and final results approximately nine months later. As the impact of COVID-19 on our industry becomes clearer, we may need to reassess the timing of our anticipated clinical milestones. Prospective clinical trial collaborations with pharmaceutical companies and sponsors may also be delayed but the impact on the timing of finalizing agreements is not yet known.

Research and Development

While our facility currently remains operational, the evolving measures to try to contain the virus have impacted and may further impact our workforce and operations, as well as those of our vendors and suppliers. Our laboratory remains operational as of this date, but, in response to the COVID-19 pandemic, we have implemented protective policies that reduce the number of research and development staff operating in our laboratory at any one time. While governmental measures may be modified or extended, we expect that our research and development and clinical laboratory will remain operational. However, in light of the focus of healthcare providers and hospitals on fighting the virus, many of the clinical sites that provide us tumor tissue for research have halted this service, reducing the number of new tumor tissue specimens we would typically expect to receive. These various constraints may slow or diminish our research and development activities. In addition, cancer research-related industry meetings, such as the American Association for Cancer Research (AACR), and the American Society of Clinical Oncology (ASCO), have been delayed for several months. Our submissions to present research results at these meetings were accepted, but the release of the results will be postponed in conjunction with the delayed meeting schedules.

Liquidity

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our existing balance of cash and cash equivalents will be sufficient to meet our cash needs arising in the ordinary course of business for at least the next twelve months. We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. In addition, see Item 1A of Part II of this Quarterly Report for additional information on risks associated with pandemics in general and COVID-19 specifically and how those risks may impact our business and operations.

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

Sales and Marketing

Sales and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our CELsignia platform and corresponding CELsignia tests. We expect to begin to incur increased sales and marketing expenses in anticipation of the commercialization of our first CELsignia tests. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

Interest expense is the result of finance lease obligations.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended
	March 31,		Increase (Decrease)
	2020	2019	$	Percent Change
Statements of Operations Data:	(unaudited)
Operating expenses:

Research and development	$1,847,414	$1,590,958	$256,456	16%
General and administrative	463,399	383,545	79,854	21
Total operating expenses	2,310,813	1,974,503	336,310	17
Loss from operations	(2,310,813)	(1,974,503)	(336,310)	17

Other income (expense)
Interest expense	(33)	(43)	10	n/a
Interest income	63,851	128,638	(64,787)	(50)
Other income (expense), net	63,818	128,595	(64,777)	(50)
Net loss before income taxes	(2,246,995)	(1,845,908)	(401,087)	22
Income tax benefits	-	-	-	-
Net loss	$(2,246,995)	$(1,845,908)	$(401,087)	22%

Research and Development

Our research and development expenses for the three months ended March 31, 2020 were approximately $1.85 million, representing an increase of approximately $0.26 million, or 16%, compared to the same period in 2019. The increase primarily resulted from a $0.25 million increase in compensation related expenses, including approximately $0.19 million of non-cash stock-based compensation, to support development of our CELsignia platform. In addition, other research and development expenses increased $0.01 million due to clinical validation and laboratory studies, and operational and business development activities.

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

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2020 were approximately $0.46 million, representing an increase of approximately $0.08 million, or 21%, compared to the same period in 2019. The increase was attributable to an increase in non-cash stock-based compensation.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three months ended March 31, 2020 is related to finance lease liabilities.

Interest Income

Interest income for the three months ended March 31, 2020 was approximately $0.06 million, representing a decrease of approximately 50% compared to the same period in 2019. This decrease was the result of lower market interest rates and a lower cash balance.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through March 31, 2020, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of March 31, 2020, our cash and cash equivalents were approximately $16.9 million, and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and approximately $19.1 million under Celcuity Inc.

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

Based on our current business plan, we believe that our current cash on hand will provide sufficient cash to finance operations and pay obligations when due for at least the next twelve months.

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

Cash Flows

	Three Months Ended
	March 31,
	2020	2019
	(unaudited)
Net cash provided by (used in):
Operating activities	$(1,833,601)	$(1,590,031)
Investing activities	(45,604)	197,359
Financing activities	(1,438)	172,229
Net decrease in cash and cash equivalents	$(1,880,643)	$(1,220,443)

Operating Activities

Net cash used in operating activities was approximately $1.83 million for the three months ended March 31, 2020 and consisted primarily of a net loss of approximately $2.25 million and working capital changes of approximately $0.14 million, offset by non-cash expense items of approximately $0.56 million. The approximately $0.14 million of working capital changes was primarily due to an increase in prepaid assets and decreases in accounts payable. Non-cash expense items of approximately $0.56 million primarily consisted of depreciation expense of $0.10 million and $0.46 million of stock-based compensation expense. The net cash used in operating activities was approximately $1.59 million for the three months ended March 31, 2019 and consisted primarily of a net loss of approximately $1.85 million, offset by for non-cash expense items of approximately $0.26 million. Non-cash expense items of approximately $0.26 million primarily consisted of depreciation expense of $0.08 million and stock-based compensation expense of approximately $0.18 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was approximately $0.05 million and consisted of purchases of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2019 was approximately $0.2 million and consisted primarily of approximately $0.25 million of net proceeds from the sale of investments, offset by approximately $0.05 million of purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 was minimal and primarily reflects payments for finance leases. The net cash provided by financing activities for the three months ended March 31, 2019 was approximately $0.17 million and primarily reflects the proceeds from the exercise of common stock options.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates.

Our significant accounting policies are more fully described in Note 2 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report.

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELsignia tests; (iii) our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests; (iv) our expectations regarding the timeline of patient enrollment and results from clinical trials; (v) our expectations regarding partnering with pharmaceutical companies and other third parties; (vi) our expectations regarding revenue from sales of CELsignia tests and revenue from milestone or other payment sources; (vii) our plans with respect to research and development and related expenses for the foreseeable future; (viii) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (ix) our expectations with respect to the CELsignia MP Test and the analytical capabilities of such test; (x) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company; and (xi) our expectations regarding the impact that the COVID-19 pandemic and related economic effects will have on our business and results of operations.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; the unknown impact of the COVID-19 pandemic on our business; our initial success being heavily dependent on the success of our CELsignia HSF Test; our inability to determine whether our CELsignia tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELsignia tests; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELsignia tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

You should read the cautionary statements made in this Quarterly Report as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this Quarterly Report completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 3.
Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

 Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.
Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.
Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. You should also consider the following risk factor:

The COVID-19 pandemic may materially and adversely impact our business, including ongoing clinical trials.

The outbreak of COVID-19 and government measures taken in response have had a significant impact on the global economy, with healthcare systems particularly affected. In response to the COVID-19 outbreak, “shelter in place” orders and other public health measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, and partners. Due to “shelter in place” orders and other public health guidance measures, we are allowing employees who do not need to be physically present in the lab to perform their work at home. Our increased reliance on employees working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

As a result of the COVID-19 outbreak and related “shelter in place” orders and other public health guidance measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

●
delays or difficulties in enrolling patients in clinical trials and obtaining the results of completed clinical trials;
●
increased rates of patients withdrawing from clinical trials following enrollment as a result of quarantine or concerns about COVID-19;
●
diversion of healthcare resources away from the conduct of clinical trials;
●
delays in prospective clinical trial collaborations with pharmaceutical companies and sponsors.
●
interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●
limitations on our ability to recruit and hire key personnel due to our inability to meet with candidates because of travel restrictions and “shelter in place” orders; and
●
limitations on employee resources that would otherwise be focused on the conduct of clinical trials and research as a result of focus addressing COVID-19 mitigation and loss of productivity from remote work.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the magnitude of the pandemic, the duration of “shelter in place” and other social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Beyond the direct effect of the pandemic, mitigation efforts have had broad economic effects. The extent of the scope and duration of these economic effects cannot currently be predicted, although they are likely to be significant for the near future. The economic impact of COVID-19 will affect us in a variety of ways, including without limitation making our stock price more volatile, making it more difficult to raise additional capital through offerings of equity or debt securities, and reducing the availability of bank loans. As a result, we may face difficulties raising capital and capital raising efforts may be on terms than are less favorable than would have been previously available.

All of the effects of COVID-19 described herein are expected to apply to any future recurrences of COVID-19 and any other pandemics that may occur in the future.

ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Common Stock

On September 22, 2017, we completed our initial public offering of 2,760,000 shares of our common stock at a price to the public of $9.50 per share. The total number of shares of common stock sold in the offering includes the exercise of an overallotment we granted to Craig-Hallum Capital Group LLC, the sole managing underwriter of the offering, to purchase 360,000 shares of common stock. The shares of common stock were registered for sale pursuant to Registration Statements on Form S-1 (Registration Nos. 333-220128 and 333-220527), filed with the SEC and declared effective on September 19, 2017 (the “Effective Date”). The aggregate offering price for the registered shares of common stock was approximately $26.2 million. The offering commenced on September 20, 2017 and did not terminate before all of the shares of common stock that were registered were sold.

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

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the SEC on September 20, 2017. From the Effective Date through March 31, 2020, we have used approximately $6.4 million in furtherance of our planned use of proceeds, which includes funding additional research and development for discovery of new cancer sub-types and development and validation of new CELsignia tests; clinical trials to support clinical claims; development of operational processes and capital expenditures; and working capital and other general corporate purposes.

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2020, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

_______________________

*
Filed herewith.
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2020		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)