Form 10-Q
period 2020-06-30
Celcuity Inc.
filed 2020-08-10
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,430,559	$18,735,002
Deposits	22,009	22,009
Deferred transaction costs	-	28,743
Payroll tax receivable	190,000	190,000
Prepaid assets	232,648	274,600
Total current assets	15,875,216	19,250,354
Property and equipment, net	706,219	833,463
Operating lease right-of-use assets	121,015	196,983
Total Assets	$16,702,450	$20,280,800
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$81,048	$142,773
Finance lease liabilities	5,789	5,769
Operating lease liabilities	131,538	178,466
Accrued expenses	610,508	584,319
Total current liabilities	828,883	911,327
Finance lease liabilities	11,209	14,109
Operating lease liabilities	-	57,793
Total Liabilities	840,092	983,229
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized; 10,289,253 and 10,253,988 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10,289	10,254
Additional paid-in capital	37,148,459	36,134,723
Accumulated deficit	(21,296,390)	(16,847,406)
Total Stockholders' Equity	15,862,358	19,297,571
Total Liabilities and Stockholders' Equity	$16,702,450	$20,280,800

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:

Research and development	$1,766,227	$1,469,731	$3,613,641	$3,060,689
General and administrative	447,714	371,988	911,113	755,533
Total operating expenses	2,213,941	1,841,719	4,524,754	3,816,222
Loss from operations	(2,213,941)	(1,841,719)	(4,524,754)	(3,816,222)

Other income (expense)
Interest expense	(31)	(41)	(64)	(85)
Interest income	11,983	121,583	75,834	250,221
Other income, net	11,952	121,542	75,770	250,136
Net loss before income taxes	(2,201,989)	(1,720,177)	(4,448,984)	(3,566,086)
Income tax benefits	-	-	-	-
Net loss	$(2,201,989)	$(1,720,177)	$(4,448,984)	$(3,566,086)

Net loss per share, basic and diluted	$(0.21)	$(0.17)	$(0.43)	$(0.35)

Weighted average common shares outstanding, basic and diluted	10,260,234	10,213,455	10,257,111	10,206,000

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Changes in Stockholders' Equity
Three Months and Six Months Ended June 30, 2020

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	10,253,988	$10,254	$36,134,723	$(16,847,406)	$19,297,571
Stock-based compensation	-	-	464,649	-	464,649
Net loss	-	-	-	(2,246,995)	(2,246,995)
Balance at March 31, 2020 (unaudited)	10,253,988	10,254	36,599,372	(19,094,401)	17,515,225
Stock-based compensation	15,686	16	423,177	-	423,193
Employee stock purchases	4,678	4	23,893	-	23,897
Issuance of shares of common stock in an at-the-market ("ATM") offering	14,901	15	154,127	-	154,142
Issuance costs associated with ATM offering	-	-	(52,110)	-	(52,110)
Net loss	-	-	-	(2,201,989)	(2,201,989)
Balance at June 30, 2020 (unaudited)	10,289,253	$10,289	$37,148,459	$(21,296,390)	$15,862,358

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders' Equity

Three Months and Six Months Ended June 30, 2019

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	10,186,382	$10,186	$34,827,467	$(9,488,042)	$25,349,611
Stock-based compensation	-	-	184,645	-	184,645
Exercise of common stock options	22,733	23	174,934	-	174,957
Net loss	-	-	-	(1,845,908)	(1,845,908)
Balance at March 31, 2019 (unaudited)	10,209,115	10,209	35,187,046	(11,333,950)	23,863,305
Stock-based compensation	-	-	192,246	-	192,246
Exercise of common stock options	-	-	-	-	-
Exercise of common stock options, net of shares withheld for exercise price	4,325	4	(4)	-	-
Employee stock purchases	6,876	7	58,058	-	58,065
Net loss	-	-	-	(1,720,177)	(1,720,177)
Balance at June 30, 2019 (unaudited)	10,220,316	$10,220	$35,437,346	$(13,054,127)	$22,393,439

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,448,984)	$(3,566,086)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	191,134	159,338
Stock-based compensation	887,842	376,891
Non-cash interest income, net of cash received	-	11,001
Changes in operating assets and liabilities:
Prepaid assets and deposits	41,952	84,408
Accounts payable	(59,025)	44,755
Accrued expenses	26,189	84,278
Non-cash operating lease, net	(28,754)	(11,538)
Net cash used for operating activities	(3,389,646)	(2,816,953)

Cash flows from investing activities:
Proceeds from sale of investments	-	1,745,000
Purchases of property and equipment	(66,589)	(183,828)
Net cash provided by (used for) investing activities	(66,589)	1,561,172

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	174,957
Proceeds from employee stock purchases	23,897	58,065
Gross proceeds from an ATM offering	154,142	-
Payments for secondary registration statement costs	(23,367)	(1,300)
Payments for finance leases	(2,880)	(2,860)
Net cash provided by financing activities	151,792	228,862
Net change in cash and cash equivalents	(3,304,443)	(1,026,919)

Cash and cash equivalents:
Beginning of period	18,735,002	15,944,609
End of period	$15,430,559	$14,917,690

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$-	$2,005

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2020 and 2019)

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical stage biotechnology company translating discoveries of new cancer sub-types into pioneering companion diagnostics and expanded therapeutic options for cancer patients. The Company’s proprietary CELsignia diagnostic platform analyzes living tumor cells to untangle the complexity of the cellular activity driving a patient’s cancer. This allows Celcuity to discover new cancer sub-types molecular diagnostics cannot detect. Celcuity is driven to improve outcomes for patients and to transform how pharmaceutical companies define the patient populations for their targeted therapies.The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2019 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition, which the Company elected.As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (ROU) assets of $356,539 and lease liabilities of $404,931 and eliminated deferred rent of $63,875 and prepaid rent of $15,483. The adoption of ASC 842 had no impact on the Company’s Condensed Statement of Operations and Condensed Statement of Cash Flows for the three- and six-month period ended June 30, 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 4.

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

For the three and six months ended June 30, 2020 and 2019, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 723,194 and 406,518 shares of common stock, respectively, warrants to purchase 353,585 and 353,980 shares of common stock, respectively, and 15,686 and 0 shares of restricted common stock, respectively.

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

On July 28, 2020, the Company signed an amendment to exercise the option to extend the lease for a period of one year. The commencement of the extended period is May 1, 2021 and will terminate on April 30, 2022.

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

Supplemental balance sheet information consisted of the following at June 30, 2020:

Operating Lease
Right-of-use assets	$121,015

Operating lease liability	$131,538
Less: short term portion	(131,538)
Long term portion	$0

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(12,055)
Net book value of property and equipment under finance lease	$16,877

Finance lease liability	$16,998
Less: short term portion	(5,789)
Long term portion	$11,209

Maturity analysis under lease agreements consisted of the following as of June 30, 2020:

	Operating Leases	Finance Leases
2020	$81,176	$3,627
2021	64,940	7,255
2022	-	7,255
2023	-	3,022
Total minimum lease payments	146,116	21,159
Less: Present value discount	(14,578)	(177)
Less amount representing services	-	(3,984)
Present value of net minimum lease payments	$131,538	$16,998

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	0.8 years	5.5%
Finance lease	2.9 years	1.0%

Lease costs for the period ended June 30, 2020:

	Three-month Period	Six-month Period

Operating lease cost	$41,063	$82,126
Finance lease cost:
Amortization	1,447	2,893
Interest	31	65
Variable lease cost	20,300	44,665
	$62,841	$129,749

Supplemental cash flow information related to leases for the period ended June 30, 2020:

	Three-month Period	Six-month Period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$69,005	$163,595
Operating cash outflow from finance leases	31	65
Financing cash outflow from finance leases	1,441	2,880
	$70,477	$166,540

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

5. Stockholders’ Equity

On June 5, 2020, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley FBR, Inc. (the “Agent”). Pursuant to the ATM Agreement, the Company may offer and sell from time to time, at its option, shares of common stock having an aggregate offering price of up to $10,000,000, par value $0.001 per share (the “Placement Shares”), through the Agent.

The Placement Shares have been registered under the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-3 (File No. 333-227466), which was originally filed with the SEC on September 21, 2018 and declared effective by the SEC on October 4, 2018, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed on June 5, 2020. Sales of our common stock, if any, under this prospectus supplement may be made by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

During the three and six months ended June 30, 2020, the Company sold 14,901 shares of common stock pursuant to the ATM Agreement, at an average selling price of $10.34 per share.

6. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the six months ended June 30:

	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	585,215	$14.37	478,503	$9.73
Granted	151,231	7.14	30,216	22.42
Exercised	-	-	(28,170)	7.10
Forfeited	(13,252)	11.54	(74,031)	10.39
Balance at June 30	723,194	$9.71	406,518	$10.73

Options exercisable at June 30:	305,778	$9.68	267,739	$7.64

Weighted Average Grant Date Fair Value for options granted during the period:		$4.55		$14.94

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2020:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
723,194	8.11	$9.71	$787,728	305,778	$9.68	$301,117

The Company recognized stock-based compensation expense for stock options of $414,272 and $174,871 for the three months ended June 30, 2020 and 2019, respectively, and $864,937 and $337,700 for the six months ended June 30, 2020 and 2019, respectively. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect on stock-based compensation for the three and six months ended June 30, 2020 was approximately $51,000. The effect on stock-based compensation over the remaining service period will be approximately $168,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the six months ended June 30:

	2020	2019
Risk-free interest rate	0.35% - 1.66%	1.82% - 2.47%
Expected volatility	73.3% - 74.4%	78.1% - 80.0%
Expected life (years)	5.5 to 6.12	5.5 to 6.08
Expected dividend yield	0%	0%

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

Restricted stock awards were granted to two members of the Company’s board during the three months ended June 30, 2020. The Company had 15,686 and 0 shares of restricted stock outstanding as of June 30, 2020 and 2019, respectively, and 0 and 2,571 shares of restricted stock vested during the three months ended June 30, 2020 and 2019. The Company recognized stock-based compensation expense for restricted stock of $10,912 and $4,260 for the three months ended June 30, 2020 and 2019, respectively, and $10,912 and $17,047 for the six months ended June 30, 2020 and 2019, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,540 shares on January 1, 2020 and will increase automatically on January 1 of each of 2021 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for grant under the Company’s 2017 Plan as of June 30, 2020 is 325,677.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2020	$794,868
2021	1,187,562
2022	929,554
2023	576,648
2024	105,954
Total estimated compensation cost to be recognized	$3,594,586

The Company recognized stock-based compensation expense related to its employee stock purchase plan of ($1,991) and $13,115 for the three months ended June 30, 2020 and 2019, respectively and $11,993 and $22,144 for the six months ended June 30, 2020 and 2019, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,270 shares on January 1, 2020 and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of June 30, 2020 is 119,956.

The Company recognized total stock-based compensation expense as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation expense in operating expenses:
Research and development	$265,446	$101,303	$558,562	$201,560
General and administrative	157,747	90,943	329,280	175,331
Total	$423,193	$192,246	$887,842	$376,891

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

Our first analytically validated and commercially ready test using our CELsignia platform, the CELsignia HER2 Pathway Activity Test, diagnoses two new sub-types of HER2-negative breast cancer that traditional molecular diagnostics cannot detect. Our internal studies show that approximately 15%-20% of HER2-negative breast cancer patients have abnormal HER2 signaling activity similar to levels found in HER2+ breast cancer cells. As a result, these HER2-negative patients have undiagnosed HER2-driven breast cancer and would be likely to respond to the same anti-HER2 targeted therapies only HER2+ patients receive today. We have two interventional clinical trials underway to evaluate the efficacy of HER2 targeted therapies in breast cancer patients selected with our CELsignia test.

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

We completed development of our third CELsignia test for breast cancer during the fourth quarter of 2019. This new test evaluates PI3K signaling in HER2-negative breast cancer tumor cells. Our internal studies demonstrate how measurement of PI3K-node involved signaling may provide a more sensitive and specific method of identifying patients most likely to benefit from PI3K inhibitors than current genetic tests that detect PI3K mutations.

During the first quarter of 2020, we made significant progress developing a new CELsignia test intended to diagnose cancers driven by dysregulated RAS signaling. We expect to complete development of this test for breast and ovarian cancer patients by the end of 2020. Dysregulation of RAS signaling, which includes the RAF/ERK and PI3K/AKT pathways, is estimated to drive 30%-40% of all cancers. Pharmaceutical companies have developed numerous drugs that target RAS-involved pathways. However, the number of the interactions amongst RAS-regulated pathways has made it extremely difficult to use molecular tests to identify patients with dysregulated RAS signaling tumors. The challenge of diagnosing a cancer driven by a dysregulated RAS signaling network is magnified because two or more different pathways are typically involved. Recent research has also found that RAS mutations play a much less important role in dysregulated RAS signaling than previously thought. Our CELsignia platform is uniquely suited to untangle the complexity of dysregulated RAS signaling tumors and identify the targeted therapy combination capable of treating it.

Once development of the new RAS test is completed, we intend to add it to our current CELsignia Pathway Activity test for breast cancer. This next generation CELsignia test for breast cancer would provide an analysis of HER1, HER2, HER3, c-MET, PI3K, and RAS-involved signaling activity for each patient tumor specimen received. Our current CELsignia test has the potential to diagnose oncogenic signaling activity undetectable by molecular tests in up to one in three HER2-negative breast cancer patients. If our efforts to develop a RAS dynamic signaling test are successful, the percentage of cancer patients who could benefit from a CELsignia test would increase significantly.

We reported pre-clinical study results for our first CELsignia test for ovarian cancer at the 2020 Annual Meeting of the American Association for Cancer Research in late June 2020. This new test identifies a new sub-group of ovarian cancer patients with tumors that have abnormal c-Met and HER2 signaling activity. These findings suggest that a significant sub-group of ovarian cancer patients may respond to treatment with a combination of ErbB and c-Met inhibitors. Nearly 15,000 women a year die from ovarian cancer, a disease that has less than a 50% five-year survival rate and a limited range of targeted therapy options. There is thus a significant unmet need for additional therapeutic options for ovarian cancer patients. As a companion diagnostic, our CELsignia test for ovarian cancer will be intended to help pharmaceutical companies obtain new drug indications and expand treatment options for this challenging tumor type. We would expect to initiate discussions with pharmaceutical companies about collaborating on clinical trials later in 2020.

In addition to our CELsignia tests for HER2-negative breast cancer and ovarian cancer, we expect to develop CELsignia tests to diagnose nine new potential cancer sub-types we have discovered in breast, lung, colon, ovarian, kidney, and bladder cancers. Approved or investigational drugs are currently available to treat these new potential cancer sub-types. We expect to launch these additional tests on a staggered basis over the next few years while continuing our research to identify additional new cancer sub-types. Our overall commercialization strategy is to develop diagnostics that identify new cancer sub-types and to seek collaborations with pharmaceutical companies, which can vary in scope. We have two collaborations underway that rely on the CELsignia test for breast cancer to select breast cancer patients for treatment with HER2 targeted therapies. For the first one of these collaborations, we are fielding a prospective clinical trial with Genentech and NSABP (FACT-1) to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with abnormal HER2 signaling. For the second of these collaborations, we are fielding a prospective clinical trial with Puma and West Cancer Center (FACT-2) to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy, in breast cancer patients selected with our CELsignia test.

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

In conjunction with the development of our CELsignia tests, we will seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of various targeted therapies in combination with other targeted therapies or chemotherapy. Potential drug combinations under consideration for clinical trials include: i) pan-HER and c-Met inhibitors; 2) pan-HER inhibitors and endocrine therapy; iii) pan-HER inhibitors and chemotherapies; and iv) PI3K inhibitors and endocrine therapy. The FDA has approved three c-Met inhibitors, six HER-family inhibitors, and four PI3K inhibitors for cancer treatment. Additional c-Met, HER-family, and PI3K inhibitors are being evaluated in on-going clinical trials.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended June 30, 2020 and 2019, we reported a net loss of approximately $2.2 million and $1.7 million, respectively, and for the six months ended June 30, 2020 and 2019, we reported a net loss of approximately $4.4 million and $3.6 million, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $12.6 million under Celcuity LLC and $21.3 million under Celcuity Inc. As of June 30, 2020, we had cash and cash equivalents of approximately $15.4 million.

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

Clinical Trials and Collaborations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. As we continue to advance our clinical trial collaborations, we are in close contact with our current clinical sponsors, and principal investigators, as well as prospective pharmaceutical company and clinical collaborators, to assess the impact of COVID-19 on our trial enrollment timelines and collaboration discussions. In light of recent developments relating to the COVID-19 global pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we are experiencing delays in the enrollment of patients in our ongoing clinical trials. We now expect interim results from the FACT-1 and FACT-2 trials to be delayed until the second half of 2021 and final results approximately nine months later. As the impact of COVID-19 on our industry becomes clearer, we may need to reassess the timing of our anticipated clinical milestones. Prospective clinical trial collaborations with pharmaceutical companies and sponsors may also be delayed but the impact on the timing of finalizing agreements is not yet known.

Research and Development

While our facility currently remains operational, the evolving measures to try to contain the virus have impacted and may further impact our workforce and operations, as well as those of our vendors and suppliers. Our laboratory remains operational as of this date, but, in response to the COVID-19 pandemic, we have implemented protective policies that reduce the number of research and development staff operating in our laboratory at any one time. While governmental measures may be modified or extended, we expect that our research and development and clinical laboratory will remain operational. However, in light of the focus of healthcare providers and hospitals on fighting the virus, several of the clinical sites that provide us tumor tissue for research have halted this service, reducing the number of new tumor tissue specimens we would typically expect to receive. These various constraints may slow or diminish our research and development activities. In addition, cancer research-related industry meetings, such as the American Association for Cancer Research (AACR), were delayed for several months. Our submissions to present research results at these meetings were accepted, but the release of the results were postponed in conjunction with the delayed meeting schedules.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended
	June 30,		Increase(Decrease)
	2020	2019	$	Percent Change
Statements of Operations Data:	(unaudited)
Operating expenses:

Research and development	$1,766,227	$1,469,731	$296,496	20%
General and administrative	447,714	371,988	75,726	20
Total operating expenses	2,213,941	1,841,719	372,222	20
Loss from operations	(2,213,941)	(1,841,719)	(372,222)	20

Other income (expense)
Interest expense	(31)	(41)	10	n/a
Interest income	11,983	121,583	(109,600)	(90)
Other income, net	11,952	121,542	(109,590)	(90)
Net loss before income taxes	(2,201,989)	(1,720,177)	(481,812)	28
Income tax benefits	-	-	-	-
Net loss	$(2,201,989)	$(1,720,177)	$(481,812)	28%

	Six Months Ended
	June 30,		Increase(Decrease)
	2020	2019	$	Percent Change
Statements of Operations Data:	(unaudited)
Operating expenses:
Research and development	$3,613,641	$3,060,689	$552,952	18%
General and administrative	911,113	755,533	155,580	21
Total operating expenses	4,524,754	3,816,222	708,532	19
Loss from operations	(4,524,754)	(3,816,222)	(708,532)	19
Other income (expense)
Interest expense	(64)	(85)	21	n/a
Interest income	75,834	250,221	(174,387)	(70)
Other income, net	75,770	250,136	(174,366)	(70)
Net loss before income taxes	(4,448,984)	(3,566,086)	(882,898)	25
Income tax benefits	-	-	-	-
Net loss	$(4,448,984)	$(3,566,086)	$(882,898)	25%

Research and Development

Our research and development expenses for the three months ended June 30, 2020 were approximately $1.77 million, representing an increase of approximately $0.30 million, or 20%, compared to the same period in 2019. The increase primarily resulted from a $0.28 million increase in compensation related expenses, including approximately $0.16 million of non-cash stock-based compensation, to support development of our CELsignia platform. In addition, other research and development expenses increased $0.02 million due to clinical validation and laboratory studies, and operational and business development activities.

Our research and development expenses for the six months ended June 30, 2020 were approximately $3.61 million, representing an increase of approximately $0.55 million, or 18%, compared to the same period in 2019. The increase primarily resulted from a $0.52 million increase in compensation related expenses, including approximately $0.36 million of non-cash stock-based compensation, to support development of our CELsignia platform. In addition, other research and development expenses increased $0.03 million due to clinical validation and laboratory studies, and operational and business development activities.

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

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2020 were approximately $0.45 million, representing an increase of approximately $0.08 million, or 20%, compared to the same period in 2019. The increase was attributable to an increase in non-cash stock-based compensation.

Our general and administrative expenses for the six months ended June 30, 2020 were approximately $0.91 million, representing an increase of approximately $0.16 million, or 21%, compared to the same period in 2019. The increase was attributable to an increase in non-cash stock-based compensation.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three and six months ended June 30, 2020 is related to finance lease liabilities.

Interest Income

Interest income for the three months ended June 30, 2020 was approximately $0.01 million, representing a decrease of approximately 90% compared to the same period in 2019. This decrease was primarily the result of lower market interest rates.

Interest income for the six months ended June 30, 2020 was approximately $0.08 million, representing a decrease of approximately 70% compared to the same period in 2019. This decrease was primarily the result of lower market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through June 30, 2020, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. On June 5, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley, FBR, Inc (the “ATM Agreement”). The ATM Agreement allows us to sell shares of common stock up to an aggregate offering price of $10.0 million. Through June 30, 2020 we generated approximately $0.1 million of additional cash through sales pursuant to the ATM Agreement, after taking into account commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of June 30, 2020, our cash and cash equivalents were approximately $15.4 million, and we had an accumulated deficit of approximately $12.6 million under Celcuity LLC and approximately $21.3 million under Celcuity Inc.

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

Cash Flows

	Six Months Ended
	June 30,
	2020	2019
	(unaudited)
Net cash provided by (used in):
Operating activities	$(3,389,646)	$(2,816,953)
Investing activities	(66,589)	1,561,172
Financing activities	151,792	228,862
Net decrease in cash and cash equivalents	$(3,304,443)	$(1,026,919)

Operating Activities

Net cash used in operating activities was approximately $3.39 million for the six months ended June 30, 2020 and consisted primarily of a net loss of approximately $4.45 million and working capital changes of approximately $0.02 million, offset by non-cash expense items of approximately $1.08 million. Non-cash expense items of approximately $1.08 million primarily consisted of depreciation expense of $0.19 million and $0.89 million of stock-based compensation expense. The net cash used in operating activities was approximately $2.82 million for the six months ended June 30, 2019 and consisted primarily of a net loss of approximately $3.57 million, adjusted for working capital changes of approximately $0.21 million and non-cash expense items of approximately $0.54 million. The approximately $0.21 million of working capital changes was primarily due to decreases in prepaid assets and increases in accounts payable and accrued expenses. Non-cash expense items of approximately $0.54 million primarily consisted of depreciation expense of $0.16 million and stock-based compensation expense of approximately $0.38 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was approximately $0.07 million and consisted of purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2019 was approximately $1.56 million and consisted primarily of net proceeds from the sale of investments of approximately $1.74 million, offset by approximately $0.18 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $0.15 million and primarily reflects net proceeds from the sale of shares of our common stock through the ATM Agreement and employee stock purchases. The net cash provided by financing activities for the six months ended June 30, 2019 was approximately $0.23 million and primarily reflects the proceeds from the exercise of common stock options and employee stock purchases.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELsignia tests; (iii) our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests; (iv) our expectations regarding the timeline of patient enrollment and results from clinical trials; (v) our expectations regarding partnering with pharmaceutical companies and other third parties; (vi) our expectations regarding revenue from sales of CELsignia tests and revenue from milestone or other payment sources; (vii) our plans with respect to research and development and related expenses for the foreseeable future; (viii) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (ix) our expectations with respect to the CELsignia tests and the analytical capabilities of such tests; (x) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company; and (xi) our expectations regarding the impact that the COVID-19 pandemic and related economic effects will have on our business and results of operations.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; the unknown impact of the COVID-19 pandemic on our business; our initial success being heavily dependent on the success of our CELsignia HER2 Pathway Activity Test; our inability to determine whether our CELsignia tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELsignia tests; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELsignia tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

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

The outbreak of COVID-19 and government measures taken in response have had a significant impact on the global economy, with healthcare systems particularly affected. In response to the COVID-19 outbreak, public health measures have been implemented across much of the United States, Europe and Asia, including in the locations of our offices, clinical trial sites, and partners. Due to these public health measures, we are allowing employees who do not need to be physically present in the lab to perform their work at home. Our increased reliance on employees working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

As a result of the COVID-19 outbreak and related public health measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

•	delays or difficulties in enrolling patients in clinical trials and obtaining the results of completed clinical trials;
•	increased rates of patients withdrawing from clinical trials following enrollment as a result of quarantine or concerns about COVID-19;
•	diversion of healthcare resources away from the conduct of clinical trials;
•	delays in prospective clinical trial collaborations with pharmaceutical companies and sponsors.
•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•	limitations on our ability to recruit and hire key personnel due to our inability to meet with candidates because of travel restrictions and
•	limitations on employee resources that would otherwise be focused on the conduct of clinical trials and research as a result of focus addressing COVID-19 mitigation and loss of productivity from remote work.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the magnitude of the pandemic, the duration of social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the SEC on September 20, 2017. From the Effective Date through June 30, 2020, we have used approximately $8.5 million in furtherance of our planned use of proceeds, which includes funding additional research and development for discovery of new cancer sub-types and development and validation of new CELsignia tests; clinical trials to support clinical claims; development of operational processes and capital expenditures; and working capital and other general corporate purposes.

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

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017.

10.1	Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2020.

10.2

At Market Issuance Sales Agreement, dated June 5, 2020, between Celcuity Inc. and B. Riley FBR, Inc., incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2020.

10.3*	Commercial Lease, First Amendment to Lease, dated July 28, 2020, between West Glen Development I, LLC and Celcuity Inc.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________

*   Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2020		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

