Form 10-Q/A
period 2020-06-30
Celcuity Inc.
filed 2020-08-11
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _____________________________________________________

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Celcuity Inc. (the “Company) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 10, 2020 (the “Original Filing”), solely for the purpose of including the Inline XBRL on the Cover Page and in Part I, Item 1 “Financial Statements,” to file Exhibits 101 and 104, which reflect the Inline XBRL, to add inadvertently omitted hyperlinks to the Exhibit Index, and to file the correct version of Exhibit 10.3. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

For ease of reference, the Company has included the full text of the Original Filing herein, but except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak of the dates described in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

2

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

Dated: August 11, 2020		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

