Form 10-Q
period 2020-09-30
Celcuity Inc.
filed 2020-11-09
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-38207

CELCUITY INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 82-2863566
(State of incorporation)	(IRS Employer Identification No.)

16305 36th Avenue North; Suite 100

Minneapolis, MN 55446

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

On November 2, 2020 there were 10,296,998 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.
Condensed Balance Sheets
	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$13,696,387	$18,735,002
Deposits	22,009	22,009
Deferred transaction costs	-	28,743
Payroll tax receivable	190,000	190,000
Prepaid assets	103,610	274,600
Total current assets	14,012,006	19,250,354
Property and equipment, net	626,271	833,463
Operating lease right-of-use assets	275,696	196,983
Total Assets	$14,913,973	$20,280,800
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$83,130	$142,773
Finance lease liabilities	5,799	5,769
Operating lease liabilities	189,400	178,466
Accrued expenses	756,873	584,319
Total current liabilities	1,035,202	911,327
Finance lease liabilities	9,756	14,109
Operating lease liabilities	107,040	57,793
Total Liabilities	1,151,998	983,229
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized; 10,289,253 and 10,253,988 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10,289	10,254
Additional paid-in capital	37,522,374	36,134,723
Accumulated deficit	(23,770,688)	(16,847,406)
Total Stockholders' Equity	13,761,975	19,297,571
Total Liabilities and Stockholders' Equity	$14,913,973	$20,280,800

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expenses:

Research and development	$1,962,610	$1,711,597	$5,576,250	$4,772,286
General and administrative	517,465	379,718	1,428,578	1,135,251
Total operating expenses	2,480,075	2,091,315	7,004,828	5,907,537
Loss from operations	(2,480,075)	(2,091,315)	(7,004,828)	(5,907,537)

Other income (expense)
Interest expense	(28)	(39)	(93)	(123)
Interest income	5,805	107,100	81,639	357,321
Other income, net	5,777	107,061	81,546	357,198
Net loss before income taxes	(2,474,298)	(1,984,254)	(6,923,282)	(5,550,339)
Income tax benefits	-	-	-	-
Net loss	$(2,474,298)	$(1,984,254)	$(6,923,282)	$(5,550,339)

Net loss per share, basic and diluted	$(0.24)	$(0.19)	$(0.67)	$(0.54)

Weighted average common shares outstanding, basic and diluted	10,273,567	10,239,957	10,262,636	10,217,443

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Changes in Stockholders' Equity
Three and Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	10,253,988	$10,254	$36,134,723	$(16,847,406)	$19,297,571
Stock-based compensation	-	-	464,649	-	464,649
Net loss	-	-	-	(2,246,995)	(2,246,995)
Balance at March 31, 2020 (unaudited)	10,253,988	10,254	36,599,372	(19,094,401)	17,515,225
Stock-based compensation	15,686	16	423,177	-	423,193
Employee stock purchases	4,678	4	23,893	-	23,897
Issuance of common stock in an at-the-market ("ATM") offering	14,901	15	154,127	-	154,142
Issuance costs associated with ATM offering	-	-	(52,110)	-	(52,110)
Net loss	-	-	-	(2,201,989)	(2,201,989)
Balance at June 30, 2020 (unaudited)	10,289,253	10,289	37,148,459	(21,296,390)	15,862,358
Stock-based compensation	-	-	448,947	-	448,947
Issuance costs associated with ATM offering	-	-	(75,032)	-	(75,032)
Net loss	-	-	-	(2,474,298)	(2,474,298)
Balance at September 30, 2020 (unaudited)	10,289,253	$10,289	$37,522,374	$(23,770,688)	$13,761,975

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Changes in Stockholders' Equity
Three and Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	10,186,382	$10,186	$34,827,467	$(9,488,042)	$25,349,611
Stock-based compensation	-	-	184,645	-	184,645
Exercise of common stock options	22,733	23	174,934	-	174,957
Net loss	-	-	-	(1,845,908)	(1,845,908)
Balance at March 31, 2019 (unaudited)	10,209,115	10,209	35,187,046	(11,333,950)	23,863,305
Stock-based compensation	-	-	192,246	-	192,246
Exercise of common stock options, net of shares withheld for exercise price	4,325	4	(4)	-	-
Employee stock purchases	6,876	7	58,058	-	58,065
Net loss	-	-	-	(1,720,177)	(1,720,177)
Balance at June 30, 2019 (unaudited)	10,220,316	10,220	35,437,346	(13,054,127)	22,393,439
Stock-based compensation	-	-	303,244	-	303,244
Exercise of common stock options, net of shares withheld for exercise price	28,274	29	(29)	-	-
Net loss	-	-	-	(1,984,254)	(1,984,254)
Balance at September 30, 2019 (unaudited)	10,248,590	$10,249	$35,740,561	$(15,038,381)	$20,712,429

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,923,282)	$(5,550,339)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	287,701	245,689
Stock-based compensation	1,336,789	680,134
Non-cash interest income, net of cash received	-	29,082
Changes in operating assets and liabilities:
Prepaid assets and deposits	170,990	144,743
Accounts payable	(64,657)	102,977
Accrued expenses	172,554	70,571
Non-cash operating lease, net	(18,533)	(17,810)
Net cash used for operating activities	(5,038,438)	(4,294,953)

Cash flows from investing activities:
Proceeds from sale of investments	-	4,745,000
Purchases of property and equipment	(75,494)	(352,490)
Net cash provided by (used for) investing activities	(75,494)	4,392,510

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	174,957
Proceeds from employee stock purchases	23,897	58,065
Gross proceeds from an ATM offering	154,142	-
Payments for secondary registration statement costs	(98,399)	(1,300)
Payments for finance leases	(4,323)	(4,293)
Net cash provided by financing activities	75,317	227,429
Net change in cash and cash equivalents	(5,038,615)	324,986

Cash and cash equivalents:
Beginning of period	18,735,002	15,944,609
End of period	$13,696,387	$16,269,595

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$7,714	$2,005

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Nine Months Ended September 30, 2020 and 2019)

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2019 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition, which the Company elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (ROU) assets of $356,539 and lease liabilities of $404,931 and eliminated deferred rent of $63,875 and prepaid rent of $15,483. The adoption of ASC 842 had no impact on the Company’s Condensed Statement of Operations and Condensed Statement of Cash Flows for the three- and nine-month period ended September 30, 2020. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 4.

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

For the three and nine months ended September 30, 2020 and 2019, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 810,725 and 577,469 shares of common stock, respectively, warrants to purchase 353,585 and 353,980 shares of common stock, respectively, and 15,686 and 0 shares of restricted common stock, respectively.

4. Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In September 2017, the Company entered into a non-cancelable operating lease agreement for building space. The lease commenced, and the Company moved to the facility, in May 2018, in conjunction with the termination of its then existing lease. Rent expense is recorded on a straight-line basis over the lease term. The original lease agreement was set to terminate on April 30, 2021, but in July 2020 the Company signed an amendment to extend the lease through April 30, 2022. The lease amendment provides for monthly rent, real estate taxes and operating expenses. As a result of the lease amendment, the Company recorded an incremental $197,211 in the operating ROU asset and lease liability.

The lease amendment includes the option to extend the term for one additional year. The option to extend is at the Company’s discretion and because it has not been determined if the option to extend will be exercised, the extended lease term is not included in the ROU assets and lease liabilities. The Company regularly evaluates the renewal option and when it is reasonably certain of exercise, the Company will include the renewal period in the lease term.

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

Supplemental balance sheet information consisted of the following at September 30, 2020:

Operating Lease
Right-of-use assets	$275,696

Operating lease liability	$296,440
Less: short term portion	(189,400)
Long term portion	$107,040

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(13,502)
Net book value of property and equipment under finance lease	$15,430

Finance lease liability	$15,555
Less: short term portion	(5,799)
Long term portion	$9,756

Maturity analysis under lease agreements consisted of the following as of September 30, 2020:

	Operating Leases	Finance Leases
2020	$48,705	$1,814
2021	194,821	7,255
2022	64,940	7,255
2023	-	3,022
Total minimum lease payments	308,466	19,346
Less: Present value discount	(12,026)	(149)
Less amount representing services		(3,642)
Present value of net minimum lease payments	$296,440	$15,555

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	1.6 years	4.0%
Finance lease	2.7 years	1.0%

Lease costs for the period ended September 30, 2020:
	Three-month Period	Nine-month Period

Operating lease cost	$43,974	$126,100
Finance lease cost:
Amortization	1,447	4,340
Interest	28	93
Variable lease cost	20,300	64,965
	$65,749	$195,498

Supplemental cash flow information related to leases for the period ended September 30, 2020:
	Three-month Period	Nine-month Period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$46,003	$209,598
Operating cash outflow from finance leases	28	93
Financing cash outflow from finance leases	1,444	4,323
	$47,475	$214,014

Clinical Research Studies

In May 2017, the Company entered into an agreement with a clinical research organization to conduct a clinical research study. The Company made payments of $50,000, $200,000 and $350,000 in 2019, 2018 and 2017, respectively. Additional payments will be due as certain milestones are met and clinical sites are added. The maximum amount of these additional payments is estimated to be approximately $2,720,000 over the course of the agreement.

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

The Placement Shares have been registered under the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-3 (File No. 333-227466), which was originally filed with the SEC on September 21, 2018 and declared effective by the SEC on October 4, 2018, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed on June 5, 2020. Sales of the Company’s common stock, if any, under this prospectus supplement may be made by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

During the three months ended September 30, 2020, the Company sold zero shares of common stock pursuant to the ATM Agreement. During the nine months ended September 30, 2020, the Company sold 14,901 shares of common stock pursuant to the ATM Agreement, at an average selling price of $10.34 per share.

6. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30:

	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	585,215	$14.37	478,503	$9.73
Granted	238,762	6.67	236,701	20.07
Exercised	-	-	(62,388)	5.21
Forfeited	(13,252)	11.54	(75,347)	10.53
Balance at September 30	810,725	$9.29	577,469	$14.35

Options exercisable at September 30:	371,550	$10.28	250,202	$8.82

Weighted Average Grant Date Fair Value for options granted during the period:		$4.29		$13.75

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2020:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
810,725	8.07	$9.29	$401,866	371,550	$10.28	$231,702

The Company recognized stock-based compensation expense for stock options of $410,544 and $288,087 for the three months ended September 30, 2020 and 2019, respectively, and $1,275,481 and $625,785 for the nine months ended September 30, 2020 and 2019, respectively. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect on stock-based compensation for the three and nine months ended September 30, 2020 was approximately $19,000 and $70,000, respectively. The effect on stock-based compensation over the remaining service period will be approximately $149,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the nine months ended September 30:

	2020	2019
Risk-free interest rate	0.35% - 1.66%	1.42% - 2.47%
Expected volatility	73.3% - 77.1%	78.1% - 80.0%
Expected life (years)	5.5 to 6.12	5.5 to 6.32
Expected dividend yield	0%	0%

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

Restricted stock awards were granted to two members of the Company’s board during the nine months ended September 30, 2020. The Company had 15,686 and 0 shares of restricted stock outstanding as of September 30, 2020 and 2019, respectively, and 0 and 2,571 shares of restricted stock vested during the nine months ended September 30, 2020 and 2019. The Company recognized stock-based compensation expense for restricted stock of $20,904 and $0 for the three months ended September 30, 2020 and 2019, respectively, and $31,815 and $17,047 for the nine months ended September 30, 2020 and 2019, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,540 shares on January 1, 2020 and will increase automatically on January 1 of each of 2021 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for grant under the Company’s 2017 Plan as of September 30, 2020 is 238,146.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2020	$412,433
2021	1,299,933
2022	997,358
2023	644,448
2024	145,405
Total estimated compensation cost to be recognized	$3,499,577

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $17,499 and $15,157 for the three months ended September 30, 2020 and 2019, respectively and $29,493 and $37,302 for the nine months ended September 30, 2020 and 2019, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,270 shares on January 1, 2020 and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of September 30, 2020 is 119,956.

The Company recognized total stock-based compensation expense as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense in operating expenses:
Research and development	$254,537	$163,343	$813,099	$364,902
General and administrative	194,410	139,901	523,690	315,232
Total	$448,947	$303,244	$1,336,789	$680,134

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

We reported pre-clinical study results for our first CELsignia test for ovarian cancer at the 2020 Annual Meeting of the American Association for Cancer Research in late June 2020.This new test identifies a new sub-group of ovarian cancer patients with tumors that have abnormal c-Met and HER2 signaling activity. These findings suggest that a significant sub-group of ovarian cancer patients may respond to treatment with a combination of ErbB and c-Met inhibitors. Nearly 15,000 women a year die from ovarian cancer, a disease that has less than a 50% five-year survival rate and a limited range of targeted therapy options. There is thus a significant unmet need for additional therapeutic options for ovarian cancer patients. As a companion diagnostic, our CELsignia test for ovarian cancer will be intended to help pharmaceutical companies obtain new drug indications and expand treatment options for this challenging tumor type. We would expect to initiate discussions with pharmaceutical companies about collaborating on clinical trials later in 2020.

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

In conjunction with the development of our CELsignia tests, we will seek collaborations with pharmaceutical companies to field clinical trials that evaluate the efficacy of various targeted therapies in combination with other targeted therapies or chemotherapy. Potential drug combinations under consideration for clinical trials include: i) pan-HER and c-Met inhibitors; ii) pan-HER inhibitors and endocrine therapy; iii) pan-HER inhibitors and chemotherapies; and iv) PI3K inhibitors and endocrine therapy. The FDA has approved three c-Met inhibitors, six HER-family inhibitors, and four PI3K inhibitors for cancer treatment. Additional c-Met, HER-family, and PI3K inhibitors are being evaluated in on-going clinical trials.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended September 30, 2020 and 2019, we reported a net loss of approximately $2.5 million and $2.0 million, respectively, and for the nine months ended September 30, 2020 and 2019, we reported a net loss of approximately $6.9 million and $5.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $12.6 million under Celcuity LLC and $23.8 million under Celcuity Inc. As of September 30, 2020, we had cash and cash equivalents of approximately $13.7 million.

Impact of COVID-19 on our Business

A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in December 2019, and subsequently declared a pandemic by the World Health Organization. The impact of the COVID-19 pandemic on our business is discussed in further detail below:

Health and Safety

To help protect the health and safety of our employees, suppliers and collaborators, we took proactive, aggressive action from the earliest signs of the outbreak. We enacted rigorous safety measures in our laboratory and administrative offices, including implementing social distancing protocols, allowing working from home for those employees that do not need to be physically present in a lab to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We expect to continue with these measures until the COVID-19 pandemic is contained and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, suppliers, and collaborators.

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

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	$	Percent Change
Statements of Operations Data:	(unaudited)
Operating expenses:

Research and development	$1,962,610	$1,711,597	$251,013	15%
General and administrative	517,465	379,718	137,747	36
Total operating expenses	2,480,075	2,091,315	388,760	19
Loss from operations	(2,480,075)	(2,091,315)	(388,760)	19

Other income (expense)
Interest expense	(28)	(39)	11	n/a
Interest income	5,805	107,100	(101,295)	(95)
Other income, net	5,777	107,061	(101,284)	(95)
Net loss before income taxes	(2,474,298)	(1,984,254)	(490,044)	25
Income tax benefits	-	-	-	-
Net loss	$(2,474,298)	$(1,984,254)	$(490,044)	25%

	Nine Months Ended
	September 30,		Increase (Decrease)
	2020	2019	$	Percent Change
Statements of Operations Data:	(unaudited)
Operating expenses:
Research and development	$5,576,250	$4,772,286	$803,964	17%
General and administrative	1,428,578	1,135,251	293,327	26
Total operating expenses	7,004,828	5,907,537	1,097,291	19
Loss from operations	(7,004,828)	(5,907,537)	(1,097,291)	19
Other income (expense)
Interest expense	(93)	(123)	30	n/a
Interest income	81,639	357,321	(275,682)	(77)
Other income, net	81,546	357,198	(275,652)	(77)
Net loss before income taxes	(6,923,282)	(5,550,339)	(1,372,943)	25
Income tax benefits	-	-	-	-
Net loss	$(6,923,282)	$(5,550,339)	$(1,372,943)	25%

Research and Development

Our research and development expenses for the three months ended September 30, 2020 were approximately $1.96 million, representing an increase of approximately $0.25 million, or 15%, compared to the same period in 2019. The increase primarily resulted from a $0.19 million increase in compensation related expenses, including approximately $0.09 million of non-cash stock-based compensation, to support development of our CELsignia platform. In addition, other research and development expenses increased $0.06 million due to clinical validation and laboratory studies, and operational and business development activities.

Our research and development expenses for the nine months ended September 30, 2020 were approximately $5.57 million, representing an increase of approximately $0.80 million, or 17%, compared to the same period in 2019. The increase primarily resulted from a $0.71 million increase in compensation related expenses, including approximately $0.45 million of non-cash stock-based compensation, to support development of our CELsignia platform. In addition, other research and development expenses increased $0.09 million due to clinical validation and laboratory studies, and operational and business development activities.

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

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2020 were approximately $0.52 million, representing an increase of approximately $0.14 million, or 36%, compared to the same period in 2019. The increase primarily resulted from a $0.09 million increase in compensation related expenses, including approximately $0.06 million of non-cash stock-based compensation. In addition, other general and administrative expenses increased $0.05 million primarily due to professional fees associated with being a public company.

Our general and administrative expenses for the nine months ended September 30, 2020 were approximately $1.43 million, representing an increase of approximately $0.30 million, or 26%, compared to the same period in 2019. The increase primarily resulted from a $0.24 million increase in compensation related expenses, including approximately $0.21 million of non-cash stock-based compensation. In addition, other general and administrative expenses increased $0.06 million primarily due to professional fees associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three and nine months ended September 30, 2020 is related to finance lease liabilities.

Interest Income

Interest income for the three months ended September 30, 2020 was approximately $0.01 million, representing a decrease of approximately 95% compared to the same period in 2019. This decrease was primarily the result of lower market interest rates.

Interest income for the nine months ended September 30, 2020 was approximately $0.08 million, representing a decrease of approximately 77% compared to the same period in 2019. This decrease was primarily the result of lower market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through September 30, 2020, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. On June 5, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley, FBR, Inc (the “ATM Agreement”). The ATM Agreement allows us to sell shares of common stock up to an aggregate offering price of $10.0 million. Through September 30, 2020, we generated approximately $0.05 million of additional cash through sales pursuant to the ATM Agreement, after taking into account commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of September 30, 2020, our cash and cash equivalents were approximately $13.7 million, and we had an accumulated deficit of approximately $12.6 million under Celcuity LLC and approximately $23.8 million under Celcuity Inc.

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

Cash Flows

	Nine Months Ended
	September 30,

	2020	2019
	(unaudited)
Net cash provided by (used in):
Operating activities	$(5,038,438)	$(4,294,953)
Investing activities	(75,494)	4,392,510
Financing activities	75,317	227,429
Net increase (decrease) in cash and cash equivalents	$(5,038,615)	$324,986

Operating Activities

Net cash used in operating activities was approximately $5.04 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of approximately $6.92 million, adjusted for working capital changes of approximately $0.26 million and non-cash expense items of approximately $1.62 million. The approximately $0.26 million of working capital changes was primarily due to decreases in prepaid assets and increases in accrued expenses. Non-cash expense items of approximately $1.62 million primarily consisted of depreciation expense of $0.29 million and $1.33 million of stock-based compensation expense. The net cash used in operating activities was approximately $4.29 million for the nine months ended September 30, 2019 and consisted primarily of a net loss of approximately $5.55 million, adjusted for working capital changes of approximately $0.31 million and non-cash expense items of approximately $0.95 million. The approximately $0.31 million of working capital changes was primarily due to decreases in prepaid assets and increases in accounts payable and accrued expenses. Non-cash expense items of approximately $0.95 million primarily consisted of depreciation expense of $0.25 million and stock-based compensation expense of approximately $0.68 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was approximately $0.08 million and consisted of purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2019 was approximately $4.39 million and consisted primarily of net proceeds from the sale of investments of approximately $4.74 million, offset by approximately $0.35 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $0.08 million and primarily reflects net proceeds from the sale of shares of our common stock through the ATM Agreement and employee stock purchases. The net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $0.23 million and primarily reflects the proceeds from the exercise of common stock options and employee stock purchases.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the SEC on September 20, 2017. From the Effective Date through September 30, 2020, we have used approximately $10.1 million in furtherance of our planned use of proceeds, which includes funding additional research and development for discovery of new cancer sub-types and development and validation of new CELsignia tests; clinical trials to support clinical claims; development of operational processes and capital expenditures; and working capital and other general corporate purposes.

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
10.1

Commercial Lease, First Amendment to Lease, dated July 28, 2020, between West Glen Development I, LLC and Celcuity Inc., incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020.

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

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2020		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

