Form 10-K
period 2020-12-31
Celcuity Inc.
filed 2021-02-16
CIK 1603454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $6.93, the closing price of the shares of common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Capital Market on such date, was approximately $40,900,174.

As of February 5, 2021, there were 10,304,089 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

2020 Annual Report on Form 10-K

2

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We expressly disclaim any intent or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report and in our other reports filed with the Securities and Exchange Commission (the “SEC”) that advise interested parties of the risks and uncertainties that may affect our business.

All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "target," "ongoing," "plan," "potential," "predict," "project," "should," "will," "would," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. Additionally, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements may include, among other things, statements relating to:

•

our plans to develop and commercialize our CELsignia platform and CELsignia tests for patients with cancer and our expectations regarding the various cancer sub-types our CELsignia tests will identify;

•

any perceived advantage of our CELsignia platform and CELsignia tests as compared to traditional molecular or other diagnostic tests, including, without limitation, the ability of our platform and tests to help physicians treat their patients’ cancers or to identify new patient populations not diagnosable with currently available diagnostic tests;

•	our expected first-mover advantage in providing products to culture living tumor cells on a commercial scale, or the sustainability of our competitive advantages;
•	the size and growth potential of the markets for our CELsignia platform, and our ability to serve those markets;
•	the rate and degree of market acceptance, both in the United States and internationally, and clinical utility of our diagnostic platform and tests;
•

our ability to partner with and generate revenue from pharmaceutical partners and physicians, and the market opportunity for HER2 and c-Met therapies and other CELsignia programs for our pharmaceutical partners as a result of our CELsignia platform;

•	the success of competing tests that are or may become available;
•

expectations with respect to our CELsignia Multi-Pathway Test, which combines our CELsignia HER2 Pathway Activity Test with additional tests to analyze c-Met and PI3K signaling function and the expected capabilities of such test;

•

the ability of our CELsignia platform and tests to impact clinical trials by our pharmaceutical partners, such as streamlining approval from the U.S. Food and Drug Administration (the “FDA”) of targeted therapeutics;

•	the success, cost and timing of our CELsignia platform development activities and planned clinical trials, as well as our reliance on collaboration with third parties to conduct our clinical trials;
•	expectations with respect to clinical trials and collaborations with third parties, including anticipated outcomes and timing of interim and final results;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•

expectations regarding federal, state, and foreign regulatory requirements and developments, such as potential FDA regulation of our CELsignia platform and CELsignia tests, our operations and our laboratory;

•

our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for CELsignia tests, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and from government insurance programs, such as Medicare and Medicaid;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our CELsignia platform and CELsignia tests;
•	our expectations with respect to our facility needs;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	future agreements with third parties about the commercialization of our CELsignia diagnostic platform and tests;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our CELsignia platform and approach;
•	our ability to attract and retain key scientific or management personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•	the impact on our business of the requirements of being a public company;
•	our anticipated use of the net proceeds from our initial public offering (“IPO”); and
•	our expectations regarding the impact that the COVID-19 pandemic and related economic effects will have on our business and results of operations.

3

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

We are developing companion diagnostic tests designed to expand the eligible patient populations for targeted therapies by discovering new cancer sub-types molecular-based approaches cannot detect. Our proprietary CELsignia diagnostic platform is the only commercially ready technology we are aware of that uses a patient’s living tumor cells to identify the specific abnormal cellular process driving a patient’s cancer and the targeted therapy that best treats it. We believe our CELsignia platform provides two important improvements over traditional molecular diagnostics. First, molecular diagnostics can only provide a snapshot of the genetic mutations present in a patient’s tumor because they analyze cell fragments. Using cell fragments prevents molecular diagnostics from analyzing the dynamic cellular activities, known as cell signaling, that regulate cell proliferation or survival. Cancer can develop when certain cell signaling activity becomes abnormal, or dysregulated. Since genetic mutations are often only weakly correlated to the dysregulated cell signaling activity driving a patient’s cancer, a molecular diagnostic is prone to providing an incomplete diagnosis. CELsignia tests overcome this limitation by measuring dynamic cell signaling activity in a cancer patient’s living tumor cells. When a CELsignia test detects abnormal signaling activity, a more accurate diagnosis of the patient’s cancer driver is obtained. Second, molecular diagnostics can only estimate the probability of a patient’s potential drug response based on a statistical analysis of the drug’s clinical trial results. Instead of this indirect estimate of drug response, CELsignia tests confirm that a targeted therapeutic matches the patient’s cancer driver, which significantly increases the likelihood of a positive clinical outcome.

Our first analytically validated and commercially ready test using our CELsignia platform is our CELsignia HER2 Pathway Activity Test for breast cancer, which diagnoses two new sub-types of HER2-negative breast cancer that traditional molecular diagnostics cannot detect. Our internal studies show that approximately 15%-20% of HER2-negative breast cancer patients have abnormal HER2 signaling activity similar to levels found in HER2-positive breast cancer cells. As a result, these HER2-negative patients have undiagnosed HER2-driven breast cancer and would be likely to respond to the same anti-HER2 targeted therapies only HER2-positive patients receive today. Our CELsignia HER2 Pathway Activity Test is targeting HER2-negative breast cancer patients receiving drug treatment.

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

Our third CELsignia test for breast cancer evaluates PI3K signaling in HER2-negative breast cancer tumor cells. Our internal studies demonstrate how measurement of PI3K-involved signaling may provide a more sensitive and specific method of identifying patients most likely to benefit from PI3K inhibitors than current genetic tests that measure PI3K mutations.

We intend to combine these three tests to create the CELsignia Multi-Pathway Activity Test, or CELsignia MP Test. With this next generation CELsignia test, we plan to provide an analysis of EGFR/HER1, HER2, HER3, c-MET, and PI3K-node involved signaling activity for each patient tumor specimen received.

We completed development of our first CELsignia test for ovarian cancer in 2020. This test identifies a new sub-group of ovarian cancer patients with tumors that have abnormal c-Met and HER2 signaling activity. These findings suggest that a significant sub-group of ovarian cancer patients may respond to treatment with a combination of ErbB and c-Met inhibitors. Nearly 15,000 women a year die from ovarian cancer, a disease that has less than a 50% five-year survival rate and a limited range of targeted therapy options. There is thus a significant unmet need for additional therapeutic options for ovarian cancer patients. As a companion diagnostic, our CELsignia test for ovarian cancer will be intended to help pharmaceutical companies obtain new drug indications and expand treatment options for this challenging tumor type. We initiated discussions with pharmaceutical companies about collaborating on clinical trials in late 2020.

4

We also made significant progress in 2020 developing a new CELsignia test intended to diagnose breast and ovarian cancers driven by dysregulated RAS signaling. Dysregulation of RAS signaling, which includes the RAF/MEK/ERK and PI3K/AKT/mTOR pathways, is estimated to drive 30%-40% of all cancers. Pharmaceutical companies have developed numerous drugs that target RAS-involved pathways. However, the number of interactions amongst RAS-regulated pathways has made it extremely difficult to use molecular tests to identify patients with dysregulated RAS signaling tumors. The challenge of diagnosing a cancer driven by a dysregulated RAS signaling network is magnified because two or more different pathways are typically involved. Recent research has also found that RAS mutations play a much less important role in dysregulated RAS signaling than previously thought. Our CELsignia platform is uniquely suited to untangle the complexity of dysregulated RAS signaling tumors and identify the targeted therapy combination capable of treating it.

Once development of the new RAS test is completed, we intend to add it to our current CELsignia Multi-Pathway Activity tests for breast and ovarian cancer. This next generation CELsignia test would provide an analysis of EGFR/HER1, HER2, HER3, c-MET, PI3K, and RAS-involved signaling activity for each patient tumor specimen received. Our current CELsignia tests have the potential to diagnose oncogenic signaling activity undetectable by molecular tests in up to one in three HER2-negative breast cancer patients and one in five ovarian cancer patients. If our efforts to develop a RAS dynamic signaling test are successful, the percentage of cancer patients who could benefit from a CELsignia test would further increase.

In addition to the new breast cancer sub-types our CELsignia test diagnoses, we discovered eight new potential cancer sub-types in lung, ovarian, kidney, and bladder cancers. Approved or investigational drugs are currently available to treat each of these new potential cancer sub-types. CELsignia tests for these additional cancer sub-types are in various stages of development, and we expect them to become commercially ready on a staggered basis over the next few years. The development process for these additional CELsignia tests includes completion of internal animal, verification, training set, and validation studies. As new CELsignia tests become commercially ready, we expect to initiate collaborations with pharmaceutical companies to help them obtain new drug indications for the new cancer sub-types our tests identify. In addition, we will continue our research to identify additional new cancer sub-types and to develop the corresponding CELsignia tests to diagnose them.

Our overall commercialization strategy is to develop companion diagnostics that expand the patient population eligible for targeted therapies. We expect to collaborate with pharmaceutical companies to advance the clinical development of their targeted therapies with the eventual goal of obtaining FDA approval of a new drug indication. Collaborations are expected to involve initially Phase I or Phase II interventional clinical trials to evaluate the efficacy of our collaboration partners’ targeted therapies patients selected with one of our CELsignia tests. We are currently evaluating, or expect to evaluate, a variety of targeted therapies in combination with other targeted therapies, hormonal therapies, of chemotherapies, including: i) pan-HER and c-Met inhibitors; ii) pan-HER inhibitors and endocrine therapy; iii) pan-HER inhibitors and chemotherapies; and iv) PI3K inhibitors and endocrine therapy. The FDA has approved three c-Met inhibitors, six HER-family inhibitors, and four PI3K inhibitors for cancer treatment. Additional c-Met, HER-family, and PI3K inhibitors are being evaluated in on-going clinical trials.

We have four collaborations underway that rely on a CELsignia Pathway Activity Test to select breast cancer patients for treatment with targeted therapies. For the first one of these collaborations, we are fielding a prospective open-label Phase II clinical trial with Genentech, Inc. (“Genentech”) and NSABP Foundation, Inc. (“NSABP”) to evaluate the efficacy and safety of Genentech’s HER2 targeted therapies, Herceptin and Perjeta, in early-stage HER2-negative breast cancer patients with hyperactive HER2 signaling tumors. We expect interim results from this trial in either the fourth quarter of 2021 or first quarter of 2022 and final results approximately nine months later. For the second of these collaborations, we are fielding a prospective open-label Phase II clinical trial with Puma Biotechnology, Inc. (“Puma”) and West Cancer Center to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy in early-stage triple-negative breast cancer patients selected with our CELsignia HER2 Pathway Activity Test. We expect to obtain interim results in either the fourth quarter of 2021 or first quarter of 2022 and final results approximately nine months later.

For our third collaboration, we are fielding a prospective open-label Phase II clinical trial with Puma Biotechnology, Inc. (“Puma”), Massachusetts General Hospital, the UCLA Jonsson Comprehensive Cancer Center and the Vanderbilt-Ingram Cancer Center to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and Faslodex, an AstraZeneca drug, in previously treated metastatic HR-positive, HER2-negative breast cancer patients selected with our CELsignia HER2 Pathway Activity Test. For our fourth collaboration, we are fielding a prospective open-label Phase II clinical trial with Pfizer Inc. and Sarah Cannon Research Institute to evaluate the efficacy and safety of two Pfizer targeted therapies, Vizimpro, a pan-HER inhibitor, and Xalkori, a c-Met inhibitor, in previously treated metastatic HER2-negative breast cancer patients selected with our CELsignia Multi-Pathway Activity Test.

An additional collaboration to evaluate tissue samples from a Phase II study evaluating Puma’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients is expected to be completed in late 2022. Unlike the four clinical trial collaborations, our CELsignia test will be used solely to evaluate tissue samples after they have been enrolled in this trial. We will not receive payment for the testing we perform. We expect our CELsignia test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

5

While molecular tests identify increasing numbers of genetic variants in tumor tissue, determining the dysfunction driving most patient’s cancer using molecular tests remains elusive. Less than 20% of Americans who died of cancer in 2018 were eligible for a molecular targeted therapy because they lacked what are currently considered actionable genetic or proteomic mutations. This reflects the limitations of using static measurements of proteins or genetic mutations in cell fragments to characterize the dynamic and complex cell signaling activity that may be driving a patient’s cancer.

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

Our CELsignia platform addresses the need for better cancer diagnostic tests using two complementary technologies that represent a significant departure from molecular-based analyses. Unlike molecular tests that use cell fragments and can only measure the static composition of a cell, our CELsignia platform measures real-time signaling activity in a patient’s live tumor cells. This enables us to (1) identify the cellular signaling dysfunction driving a patient’s cancer; and (2) identify the targeted therapy that matches the dysfunction in the patient’s cells. Our CELsignia tests are performed in our laboratory in Minneapolis, Minnesota that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologies, or CAP.

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

Our initial commercial strategy is to partner with pharmaceutical companies to provide companion diagnostics for the pharmaceutical partners’ existing or investigational targeted therapies. We expect such partnerships to involve collaboration on clinical trials, regulatory submissions, and commercialization activities. We will initiate activities to pursue partnerships as our CELsignia tests become commercially ready and can be matched with a potential partner’s targeted therapies. Our commercial-related efforts to date have focused on seeking partnerships for our CELsignia tests, the first of which became commercially ready as a laboratory developed test (“LDT”) in 2016. We expect to seek pharmaceutical partnerships for a variety of different targeted therapies in other solid tumor types as we are conducting our initial clinical trials with Genentech’s, Pfizer’s, and Puma’s targeted therapies.

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

Our Value Proposition

We believe we offer a clear and compelling value proposition to the key healthcare stakeholders:

•

Patients & Providers-Improved patient outcomes. Our CELsignia tests provide a more accurate diagnosis of a patient’s cancer driver. This will enable physicians to match more precisely the targeted therapy they use to treat their patients, which we believe will increase the percentage of patients responding to the drug, improving overall patient outcomes significantly.

•

Pharma-Increased revenue & optimized clinical trials. CELsignia tests can significantly increase the revenue potential for many existing targeted therapies by identifying entirely new pools of patients potentially responsive to their therapy. For some targeted therapies, we estimate a CELsignia test could double the number of patients approved to receive treatment, thus driving billions of dollars in incremental sales. Also, by providing more precise selection of patients, our CELsignia tests can increase the odds a clinical trial meets its trial endpoint, greatly enhancing the likelihood the drug will obtain FDA approval for a new indication. In addition, according to an ARK Invest publication dated August 2016, companion diagnostics that increase the response rates of a drug can reduce Phase 3 clinical trial size as much as ten-fold and costs as much as 60%.

6

•

Payors-Lower costs per responsive patient. By providing more precise cancer diagnoses and driving higher drug response rates, we will significantly reduce the money spent on drugs that do not benefit patients. Many targeted therapies cost more than $50,000 per treatment and only benefit a small fraction of patients receiving them. Calculating drug costs on a cost-per-responsive patient, and not just cost-per-treated patient, highlights the true cost of targeted therapies and the expense associated with low drug response rates. For instance, a $50,000 targeted therapy with a 30% response rate costs $167,000 per responsive patient; however, that same drug would only cost $83,000 per responsive patient if the response rate was 60%.

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

7

•

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

•

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

Our Industry

According to the Centers for Disease Control and Prevention, cancer was the second-leading cause of death in the United States in 2019, responsible for nearly one of every four deaths. There are many types of cancer treatment options, including surgery, radiation therapy, chemotherapy, immunotherapy, hormone therapy, stem cell transplant, and targeted therapy. Targeted therapies are drugs or other substances that block the growth and spread of cancer by interfering with specific molecular targets involved in the progression of cancer. Targeted therapies differ from standard chemotherapy drugs in that they are often cytostatic (block tumor cell proliferation) rather than cytotoxic (kill tumor cells). According to the National Cancer Institute, there are currently more than 90 approved targeted oncology therapies, some of which cost more than $100,000 per treatment course.

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

Our Market Opportunities

Companion Diagnostic Development Opportunities

We believe there at least 50 different potential opportunities for our company to collaborate on companion diagnostic programs with pharmaceutical companies. Our ability to develop partnering relationships with these pharmaceutical companies will be predicated on a number of factors, including the size of the patient population our CELsignia test identifies, the remaining patent life of the matching targeted therapy, and the success or failure of clinical trials we have conducted with other pharmaceutical companies. Completing clinical trials requires, among other things, successful enrollment of patients, meeting trial endpoint goals, and completing the trial in a timely manner. The time to complete a clinical trial can vary widely depending on a number of factors, many of which will be specific to any particular clinical trial.

We believe the revenue opportunity per companion diagnostic program will be consistent with other development programs pharmaceutical companies support. In addition, the revenue for an individual companion diagnostic program would represent only a small fraction of the potential value that the new drug indication could create for our pharmaceutical company partner. For some drugs, our tests could double the number of patients eligible for a targeted therapy.

CELsignia Testing Opportunities

We expect to generate recurring companion diagnostic testing revenues once a CELsignia companion diagnostic-linked drug therapy is approved for patient use. On average, we believe that the lifetime value of providing the companion diagnostic test will significantly exceed the revenue generated from the companion diagnostic development program. We expect to offer each CELsignia test to patients at prices ranging from $4,000-$7,000, depending on the number of pathways evaluated. No tests directly comparable to the CELsignia tests are available today to offer reference points for pricing purposes. Pricing for several proprietary complex genomic tests, however, fall within this range and we believe this provides guidance on the amount insurance companies are willing to pay for highly informative tests that guide patient care.

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

As recently as 20 years ago, most cancers were classified and subsequently treated solely on the basis of the anatomical location of the tumor in the body. Chemotherapies that kill rapidly dividing cells were widely used, but they had only limited efficacy for many patients and caused a wide range of dangerous side effects due to lack of discrimination for tumor tissue. As tools to identify molecular mutations became available, scientists began to uncover correlations between certain molecular mutations, cancer tissue type, and a patient’s prognosis. This fostered the development of molecularly targeted therapeutics that were designed to disrupt the specific cellular function of the drug target, typically abnormal signaling pathway activity, associated with the molecular mutation. These targeted therapies greatly improved outcomes for some cancer patients and are a testament to the efficacy of targeted therapies when effectively prescribed. According to information published by the Journal of Clinical Oncology in July 2017, targeted therapies are oftentimes 10 to 20 times more expensive than chemotherapies.

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

The combination of the heterogeneous nature of cancer and the weak correlation of abnormal signaling to many genetic mutations helps explain why the response rates for patients treated with many targeted therapies are often less than 50%, and in some cases as low as 20%. For a patient to respond to a targeted therapy designed to disrupt disease-related signaling activity, two factors must be present: (1) the patient’s diseased cells must have the same signaling pathway dysfunction the drug is designed to inhibit, and (2) the drug affects its targeted pathway as intended. Current state-of-the-art genomic tests use cell fragments, which limits them to evaluating the presence or concentration of a genetic mutation or protein. These tests cannot evaluate either dynamic signaling activity or whether a drug can affect that activity. When a patient’s genomic biomarker status does not represent underlying signaling pathway dysfunction, this can lead to selection of the wrong targeted therapy to treat the patient. Of particular interest to us are those patients with dysregulated signaling who lack a corresponding biomarker; they are not currently eligible to receive any targeted therapy that treats their dysregulated signaling.

To measure dynamic cellular activity, living patient tumor cells are required. Until our advancements, efforts to use living patient tumor cells have been limited by the lack of reliable methods to extract and culture cancer cells from patient tumors. These previously limited efforts reflect the emphasis amongst cancer researchers on creating stable cell lines for use to model cell function or to study and screen millions of test compounds in drug discovery programs. Pharmaceutical companies driving the commercial development of cell technologies work primarily with immortalized cells or cell lines genetically modified to express a target or mutation of interest. These cell lines consist of established cell cultures that proliferate indefinitely and very uniformly. They are used primarily because they provide a highly uniform response when tested with millions of small molecules in the search for potential new drugs, and because techniques to culture these cells are well known, their properties well understood, and other experimental results using them are available for comparison purposes. Conversely, live patient tumor cells are difficult to obtain, are only available in small quantities, and according to several articles published in leading cancer journals between 2017-2019 , the percentage of tumors that yield proliferative cells with conventional culturing methods has until now been well below 50%. For these reasons, researchers prefer paraffin-fixed tissue or cell lines over living tumor cells when studying disease processes or screening drug candidates. This lack of compelling rationale for pharmaceutical companies and academic institutions to work with live tumor cells for research purposes left the field of live tumor cell research in a relatively immature state.

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

Dynamic patient cell signaling quantification. The second component of our CELsignia platform involves methods to quantify specific dynamic signal transduction events in patient derived tumor cells. The complexity of signal transduction processes is immense, and the permutations of the pathway variables are practically unquantifiable. Current analytical methods to assess these variables use cell fragments. Point-in-time measurements are limited to assessment of the compositional status (e.g., mutation), concentration level (e.g., protein amount), or activation status (e.g., phosphorylation) of a finite number of signaling pathway components. A key insight underlying our technology was our observation that, no matter how sophisticated or detailed, a point-in-time molecular profile would only provide a snapshot. These methods could not provide a complete, dynamic assessment of the signaling activity driving a patient’s cancer. These point-in-time molecular analyses would, in many cases, only provide a weak correlation to the presence of the signaling pathway dysfunction driving a patient’s cancer. Instead, we concluded that a complete diagnosis of cancer and an assessment of a patient’s response to treating their disease requires measurement of the underlying activity of signaling pathways in live patient tumor cells.

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

We believe our pioneering efforts have substantially advanced the technology of culturing primary tumor cells and analyzing cell signaling activity to guide therapy selection. We have three issued U.S. patents, five issued international patents, five pending U.S. patent applications, 23 pending non-U.S. patent applications, and one pending international PCT patent application, as well as significant proprietary know-how and trade secrets for the various cell sample preparation and cellular analysis methods we have developed.

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

We are currently conducting research to identify additional cancer sub-types in five solid tumor types. Our research studies to date have identified eight potentially new lung, ovarian, kidney, and bladder cancer sub-types that involve dysregulated oncogenic signaling pathways. Multiple dysregulated pathways were active in each of these tumor types. These studies confirm that the CELsignia platform can be a cancer sub-type discovery engine and that we can create a multi-pathway test to identify the specific driver in a patient’s tumor. We expect to eventually expand the tumor types we evaluate to include colon, head and neck, leukemia, esophageal, and gastric cancers.

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

Clinical Trial Approach

A major component of our development and commercial activities is providing clinical data from interventional clinical trials using our CELsignia tests. The goal of our clinical trial strategy is to demonstrate that patients found by a CELsignia test to have abnormal pathway signaling will respond favorably to a matching targeted therapy. Once our first trial demonstrates that our CELsignia test identifies patients responsive to targeted therapies, we expect pharmaceutical companies to partner with us to fund trials to evaluate new potential indications for their drugs with patients identified by one of our CELsignia tests. The trials will be designed to confirm that patients with abnormal pathway signaling obtain a superior clinical response to a therapy targeting that pathway than to the standard-of-care therapy they currently receive.

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

CELsignia Multi-Pathway Activity Test

Our CELsignia MP Test is a qualitative LDT that measures HER2, c-Met, and PI3K signaling activity in breast and ovarian tumor cells obtained from patients previously diagnosed with cancer to determine whether or not the patients have one of the following cancer sub-types:

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

Abnormal c-Met Signaling coincident with Abnormal HER2 signaling

Signaling through c-Met is necessary for normal cell development. Numerous studies have established the significant role of the c-Met pathway in tumor growth and metastasis. Crosstalk between c-Met and HER family receptors is also suspected of playing a role in tumor progression and resistance to HER targeted therapies. Numerous clinical trials have evaluated dual inhibition of c-Met and HER pathways in a variety of tumor types, but they have produced mostly negative results. Since subjects enrolled in these trials were primarily ones with c-Met protein overexpression or gene amplification, other biological factors, such as c-Met and HER signaling activity, are likely more important to measure when identifying patients eligible for c-Met therapies.

Our recent studies found that a subset of HER2-negative breast cancer patients have abnormal c-Met signaling coincident with abnormal HER2 signaling. The c-Met expression level of each patient studied was normal. Strong evidence was found that c-Met and HER2 signaling is co-involved and may explain why a c-Met tyrosine kinase inhibitor is not an effective antagonist when c-Met is hyperactive for this patient sub-set. Additionally, evidence was found that simultaneous inhibition of EGFR/HER1, HER2, and HER3 signaling, in addition to inhibition of c-Met signaling, was necessary to inhibit HER2 and c-Met signaling activity most effectively.

For the sub-group of HER2-negative breast cancer patients and ovarian cancer patients diagnosed with abnormal c-Met and HER2-signaling, it would be intended that they receive treatment with a combination of pan-HER and c-Met inhibitors.

Abnormal PI3K Signaling Tumors

The PI3K signaling pathway is a key regulator of normal cellular processes involved in cell growth, proliferation, metabolism, motility, survival, and apoptosis. Aberrant activation of the PI3K pathway promotes the survival and proliferation of tumor cells in many human cancers. In breast cancer, only patients with certain PI3K mutations are eligible for treatment with a PI3K inhibitor. However, recent clinical trial results suggest that factors other than PIK3CA sequence variance status may be important to measure when identifying patients eligible for PI3K inhibitors. In one Phase III clinical trial, the net increase in the objective response rate of PI3KCA-mutated late stage breast cancer patients who received alpelisib, a PIK3CA inhibitor, and fulvestrant versus those who received fulvestrant alone was less than 20%.

Our studies found hyperactive PI3K involved signaling in a sub-set of HER2-negative breast cancer patients. Strong evidence was found that pan-PI3K inhibitors, rather than inhibitors targeting PI3K-α, may provide the most effective attenuation of dysregulated signaling involving the PI3K-node. Our studies also found that the signaling activity involving PI3K-α is likely more important to measure than the mutational status of PI3K-α when selecting patients for treatment with a PI3K-α inhibitor like alpelisib.

Interventional Clinical Trials in Process using a CELsignia Test to Select Patients for Treatment

FACT-1 Clinical Trial to Evaluate Efficacy of Genentech’s HER2 Targeted Therapies

In July 2018, we activated the first site in a clinical trial with NSABP to evaluate the efficacy and safety of Genentech’s drugs, Herceptin (trastuzumab) and Perjeta (pertuzumab), and chemotherapy in breast cancer patients selected with our CELsignia test. NSABP serves as the sponsor and principal investigator of the trial and is responsible for, among other things, setting up clinical sites, enrolling patients, and managing clinical data. NSABP contracted separately with Genentech to provide Herceptin and Perjeta for the study at no cost. We are performing the CELsignia HER2 Pathway Activity Test to select patients for the trial and are providing the funding for the trial’s patient-related costs. Completing this trial will require, among other things, successful enrollment of patients, meeting trial endpoint goals, and completing the trial in a timely manner. As of February 2021, there were 27 activated sites participating in the FACT-1 trial. The enrollment rate of patients has fallen short of the expectations NSABP originally provided. Based on NSABP’s updated estimates of patient enrollment rates to reflect the impact of COVID-19, we expect to obtain interim results in the fourth quarter of 2021 or first quarter of 2022 and final results approximately nine months later.

NSABP is one of the country’s premier clinical research cooperatives. Its members include many of the country’s leading medical centers and their investigators are amongst the most respected in the breast cancer field. Genentech is one of the largest biopharmaceutical companies in the world and was the first company to launch a HER2 targeted therapy; their anti-HER2 targeted therapies have more than 50% market share.

We submitted an Investigational Device Exemption, or IDE, application to the FDA to obtain approval to use our CELsignia HER2 Pathway Activity Test in a clinical trial setting. The IDE submission included validation test protocols and study reports, manufacturing process summaries, and relevant publications. The FDA approved our IDE in early 2017.

The goal is to demonstrate that patients who have an abnormal HER2 signaling pathway, as identified by our CELsignia test, respond to treatment with a matching targeted therapy. A synopsis of the trial protocol is provided below.

FACT-1 Clinical Trial Synopsis

Primary Objective	To evaluate the efficacy of neoadjuvant HER2 drug treatment in early-stage HER2-negative breast cancer patients with abnormal HER2 signaling
Sites/Sponsor Subjects Endpoint Investigational Arm	Multi-center in collaboration with NSABP and Genentech 54 HER2-negative early-stage breast cancer (26 ER+/28ER-) Pathological complete response (ypT0/Tis ypN0) AC-T + Trastuzumab + Pertuzumab

FACT-2 Clinical Trial to Evaluate Efficacy of Puma’s HER2 Targeted Therapy

In July 2019, we activated a clinical trial with Puma and West Cancer Center to conduct a Phase II single-arm interventional trial to evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and chemotherapy in breast cancer patients selected with our CELsignia test. West Cancer Center serves as the sponsor and principal investigator of the trial and is responsible for enrolling patients and managing clinical data. Puma supplies Nerlynx, its pan-HER inhibitor currently approved by the FDA for extended adjuvant treatment of early-stage HER2-positive breast cancer. We provide the CELsignia HER2 Pathway Activity Test to select triple-negative breast cancer patients who have hyperactive HER2-driven signaling pathways for the trial and will initially fund the patient-related trial costs. Based on West Cancer Center estimates to reflect the impact of COVID-19, we expect interim results from this trial in the fourth quarter of 2021 or first quarter of 2022 and final results approximately nine months later.

We submitted an IDE application to the FDA to use our CELsignia HER2 Pathway Activity Test for this clinical trial and received approval in mid-2018.

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

A synopsis of the trial protocol is provided below.

FACT-2 Clinical Trial Synopsis

Primary Objective	To evaluate the efficacy of neoadjuvant HER2 drug treatment in early-stage triple-negative breast cancer patients with abnormal HER2 signaling
Sites/Sponsor Subjects Endpoint Investigational Arm

Multi-center in collaboration with West Cancer Center and Puma

27 early-stage triple-negative breast cancer with abnormal HER2 signaling

Pathological complete response (ypT0/Tis ypN0)

Neratinib then Paclitaxel + Carboplatin + Neratinib

FACT-3 Clinical Trial to Evaluate Efficacy of Pfizer’s pan-HER and c-Met Targeted Therapies

In January 2021, we announced a clinical trial collaboration with Sarah Cannon Research Institute, a global leader in cancer research, and Pfizer Inc., a global biopharmaceutical company, to conduct a Phase II clinical trial. This open-label Phase II trial will evaluate the efficacy and safety of two Pfizer targeted therapies, Vizimpro (dacomitinib), a pan-HER inhibitor, and Xalkori (crizotinib), a c-Met inhibitor, in previously treated metastatic HER2-negative breast cancer patients selected with our CELsignia Multi-Pathway Activity Test. Under the agreement, Sarah Cannon will serve as the sponsor and principal investigator of the trial and will be responsible for enrolling patients and managing clinical data. Pfizer will supply Vizimpro and Xalkori, targeted therapies currently approved by the FDA to treat metastatic non-small cell lung cancer. We will provide our CELsignia Multi-Pathway Activity Test to select HER2- metastatic breast cancer patients who have hyperactive HER2 and c-Met signaling pathways for the trial and will fund the patient-related trial costs. Based on the Sarah Cannon Research Institute’s estimates of patient enrollment rates, we expect to obtain interim results 12 to 15 months after the protocol is activated and final results 12-15 months later. We expect enrollment to begin in the second quarter of 2021.

The Sarah Cannon Research Institute is one of the world’s leading clinical research organizations and has participated in clinical trials for a majority of approved cancer therapies over the last decade. Pfizer is one of the largest biopharmaceutical companies in the world and offers a number of targeted therapies for cancer patients.

The goal of the trial is to demonstrate that previously treated HER2-negative metastatic breast cancer patients who have hyperactive HER2 and c-Met signaling tumors, as identified by the CELsignia test, respond to treatment with Vizimpro in combination with Xalkori. We believe there is significant clinical interest in finding new diagnostic tests and targeted therapies for metastatic HER2-negative breast cancer patients whose disease progressed on prior therapies. The anti-tumor effect of blockading EGFR/HER1, HER2, HER3 and c-Met pathways when the HER2 and c-Met pathways are hyperactive has been demonstrated in animal models.

A synopsis of the trial protocol is provided below.

FACT-3 Clinical Trial Synopsis

Primary Objective	To assess the efficacy of combined Vizimpro plus Xalkori in previously treated HER2-negative metastatic breast cancer subjects with hyperactive HER2 and c-Met signaling tumors
Sites/Sponsor Subjects Endpoint Investigational Arm

Multi-center in collaboration with Sarah Cannon Research Institute and Pfizer

23 late-stage HER2-negative breast cancer with abnormal HER2/c-Met signaling

Objective response using RECIST 1.1 criteria

Vizimpro and Xalkori

FACT-4 Clinical Trial to Evaluate Efficacy of Puma’s HER2 Targeted Therapy

In December 2020, we announced a clinical trial collaboration with Massachusetts General Hospital and Puma Biotechnology, a biopharmaceutical company, to conduct a Phase II clinical trial. This open-label Phase II trial will evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and Faslodex (fulvestrant), an AstraZeneca drug, in previously treated metastatic HR-positive (HR+), HER2-negative breast cancer patients selected with our CELsignia HER2 Pathway Activity Test. Under the agreement, Massachusetts General Hospital will serve as the sponsor and the principal investigator of this study, while the UCLA Jonsson Comprehensive Cancer Center and the Vanderbilt-Ingram Cancer Center will serve as co-sponsors. Each of these institutions is amongst the United States’ 51 NCI-Designated Comprehensive Cancer Centers tasked with developing new approaches to diagnosing and treating cancer. Puma will supply Nerlynx, its HER2 inhibitor currently approved by the FDA for early and late-stage HER2-positive breast cancer. We will provide our CELsignia HER2 Pathway Activity Test to select HR+, HER2-negative metastatic breast cancer patients who have hyperactive HER2-driven signaling pathways for the trial and will fund the patient-related trial costs. Based on Massachusetts General Hospital’s estimates of patient enrollment rates, we expect to obtain interim results 12 to 15 months after the protocol is activated and final results 12 to 15 months later. We expect enrollment to begin in the second quarter of 2021.

The goal of the trial is to demonstrate that previously treated HR+, HER2-negative metastatic breast cancer patients who have hyperactive HER2 signaling tumors, as identified by the CELsignia test, respond to treatment with Nerlynx in combination with Faslodex, a hormonal therapy that targets the estrogen receptor. We believe there is significant clinical interest in finding new diagnostic tests and targeted therapies for metastatic HR+, HER2-negative breast cancer patients whose disease progressed on prior therapies. Of particular interest are new therapeutic combinations that can overcome resistance to anti-estrogen therapies like Faslodex. The blockade of estrogen receptor and HER2 pathways when the HER2 pathway is hyperactive using a combination of Neratinib and Faslodex has been demonstrated in animal models.

A synopsis of the trial protocol is provided below.

FACT-4 Clinical Trial Synopsis

Primary Objective	To assess the efficacy of combining Nerlynx plus Faslodex in previously treated metastatic HR-positive, HER2-negative patients with hyperactive HER2 signaling tumors
Sites/Sponsor Subjects Endpoint Investigational Arm	Multi-center in collaboration with Mass General and Puma 23 late-stage HR+/HER2-negative breast cancer with abnormal HER2 signaling Objective response using RECIST 1.1 criteria Nerlynx and Faslodex

Commercialization Strategy

Our commercial activities will target three complementary groups at various phases of the development of our CELsignia tests.

•

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

•

Medical and surgical oncologists. We will initially target key opinion leaders (KOLs) in each cancer type once we have completed the analytical validation of a CELsignia test. This will allow us to build awareness and credibility for the CELsignia test as we are generating clinical validation data. When a new drug indication is received that requires use of a CELsignia companion diagnostic to identify eligible patients, we will coordinate the pharmaceutical company’s go-to-market activities with our own. This coordination will allow us to significantly leverage the pharmaceutical company’s sales, marketing, and reimbursement activities, unlike traditional molecular diagnostic companies.

•

Payors. When a new drug indication is received that requires use of a CELsignia companion diagnostic to identify eligible patients, we expect to coordinate the pharmaceutical company’s reimbursement activities with our own.

Our CELsignia tests are LDT’s and subject to regulation under CLIA. We completed the analytical validation of our first CELsignia test and received CLIA certification in 2016. Our current focus is to field clinical trials with leading cancer centers in collaboration with pharmaceutical companies to demonstrate that cancer patients diagnosed with an abnormal signaling pathway by a CELsignia test respond efficaciously to treatment with a matching targeted therapy. Once favorable efficacy data is available, we expect to generate revenues from CELsignia tests performed in conjunction with the clinical trials a pharmaceutical company will field during the registrational phase of our partners’ drug approval process. We also expect that the agreements we enter into with the pharmaceutical companies partnering with us on these registrational trials will include milestone payments at initiation and completion of trials and perhaps at various other negotiated points during the trials. We expect to generate revenue from the sale of CELsignia tests ordered by physicians upon the approval of our pharmaceutical company’s matching drug, as a companion diagnostic. A key requirement for success of these partnerships will be clinical trial results that demonstrate the advantages of using a CELsignia test as a companion diagnostic.

We intend to position our unique and highly differentiated tests as practice changing advancements in patient care. To inform key stakeholders of the value of our solution in order to drive adoption and reimbursement, we expect to employ the following diverse commercialization strategies over time:

•	leverage our pharmaceutical partnership and their go-to-market initiatives for the drug with which our companion diagnostic is partnered;
•	collaborate with oncology thought leaders, KOLs, and leading institutions on clinical research, publications, and product development;
•	build an experienced, oncology-focused sales force in the United States and international distribution channels that are supported by dedicated company personnel;
•	integrate into the everyday practice of clinicians through our medical affairs and client services efforts;
•	publish important medical and scientific data in peer-reviewed journals and present at major industry conferences, conduct clinical trials; and
•

work with patient advocacy groups, leading cancer philanthropic organizations, and medical societies to drive awareness of CELsignia tests and the importance of incorporating functional cellular analysis into cancer treatment.

Through these efforts, we will seek to promote our CELsignia test’s unique capabilities throughout the oncology community-from patients, to the physicians treating them, to the third-party payors for these treatments and to biopharmaceutical companies developing new treatments-all with the goal of facilitating better-informed treatment decisions for the greatest number of patients.

A CELsignia test would be launched upon the approval of a pharmaceutical company’s matching drug as a companion diagnostic. We would expect physicians, typically a medical or surgical oncologist, to order our tests in conjunction with the roll-out of the pharmaceutical company’s matching drug. The physician will prescribe a CELsignia test and coordinate provision of a patient specimen from a biopsy or surgical procedure. The fresh tissue would then be shipped overnight directly to our laboratory where we would use our proprietary methods to extract diseased cell samples from the patient’s tissue and perform the CELsignia tests ordered. Test results would typically be available in 10 to 14 days after receipt of the patient specimen. For each patient sample analyzed, a Signaling Function Score would be calculated quantitatively and converted into a final qualitative result: abnormal or normal. For patients found to have an abnormal signaling pathway, clinicians would use the results of the CELsignia test as a guide to select a targeted drug that inhibits the abnormal signaling activity identified.

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

16

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

These genetic tests often have limited predictive success because they only identify some, but not all, of, the molecular and cellular conditions required for a drug therapy to function in a patient. They may identify the presence of the genes associated with a disease, but they cannot determine how the gene products function in the context of a particular individual.

Providers of genomic or proteomic tests include diagnostic kit manufacturers, hospitals, and independent laboratories. We do not plan to develop tests where a molecular biomarker can identify drug responsive patients, so our current tests will not compete directly against the tests provided by these other companies. The table below provides a summary of the points of differentiation between our signaling function analysis approach and the molecular approaches used by our potential competitors.

Current Molecular Methods vs. Our Pathway Activity Analysis Platform

Type of Cell Sample Used:
	Tumor cell fragments (fixed, lysed, DNA)	Live tumor cells
Type of Analysis Performed	Single point-in-time mutation(s) status or protein amount, or activation status	Quantify signaling pathway activity over 24-hour period
Relationship to disease driver	Correlative	Direct Cause
Disease driver evaluated	No. Only a single or small set of components of the cell are evaluated	Yes. The activity of the entire signaling pathway is assessed
Drug function evaluated	No. Cannot assess drug function with cell fragments	Yes. Drug’s effect on signaling pathway activity in patient’s cells quantified
Companies	Foundation Medicine, Caris Life Sciences, NeoGenomics, LabCorp, Quest, Nanostring, Paradigm, Biocept, Exosome Diagnostics, Guardant Health, Roche Diagnostics, Qiagen, Myriad, Genomic Health	Celcuity

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

Intellectual Property

We believe one of our core competitive advantages is the strength of our intellectual property portfolio. We developed our CELsignia technology internally. We are seeking both U.S. and non-U.S. patents to protect our inventions. We have three issued U.S. patents, five issued international patents, five pending U.S. patent applications, 23 pending non-U.S. patent applications, and one pending PCT patent application, as well as numerous corresponding non-U.S. patent applications covering our diagnostic approach using cell signaling analysis in living patient cells to guide treatment of patients with targeted therapies. The earliest expiration date of patents is 2033. In addition, we have developed significant proprietary know-how and trade secrets for the various cell sample preparation and cellular analysis methods we have developed.

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

Although the FDA proposed regulations that would apply to LDTs, the FDA recently decided that, at present, those regulations are not moving forward towards approval and implementation. In mid-2014, the FDA published a draft Guidance Document describing a proposed approach for a regulatory framework for LDTs that would have resulted in most of the high-value LDT tests marketed today eventually being required to obtain 510(k) clearances or PMAs. If implemented, this regulatory framework would require most hospital clinical labs to abandon a number of tests they perform or to pursue regulatory clearances or approvals to perform them. These proposals met significant resistance from Congress, the hospital industry, and independent clinical laboratories. The FDA indicated in late 2016 that it does not intend to finalize the draft Guidance Document at this time. However, the FDA continues to discuss potential regulatory approaches to LDTs.

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

The privacy regulations cover the use and disclosure of protected health information by healthcare providers and other covered entities. They also set forth certain rights that an individual has with respect to his or her protected health information, including, but not limited to, the right to access or amend certain records containing protected health information, or to request restrictions on the use or disclosure of protected health information. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of protected health information that is electronically transmitted or electronically stored. The HITECH Act, among other things, made many of HIPAA’s privacy and security standards applicable to business associates of covered entities, and established certain protected health information security breach notification requirements. A covered entity must notify affected individual(s) and HHS when there is a breach of unsecured protected health information. HIPAA also governs patient access to laboratory test reports. Effective October 6, 2014, individuals (or their personal representatives, as applicable), have the right to access test reports directly from clinical laboratories and to direct that copies of those test reports be transmitted to persons or entities designated by the individual.

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

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products that are or will be regulated by the FDA or CMS. In addition to new legislation, FDA and CMS regulations and policies are often revised or interpreted by the agencies in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or FDA or CMS regulations, guidance, policies or interpretations will be changed, or what the impact of such changes, if any, may be. The 2020 presidential election and the resulting change in administration make it even more difficult to predict if and how federal regulations may change and/or federal agencies might alter their positions.

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

Employees and Labor Relations

As of December 31, 2020, we had 30 full-time employees, most of which were engaged in research and development activities. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2020, our voluntary turnover rate was less than 4%. Our human capital resources objectives include identifying, recruiting, retaining, and incentivizing our existing and new employees. We maintain an equity incentive plan, the principal purposes of which are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

ITEM 1A. Risk Factors

Risk factors that could cause actual results to differ from our expectations and that could negatively impact our financial condition and results of operations are discussed below and elsewhere in this Annual Report. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Risks Relating to Our Business

We have a limited operating history and we may never generate revenue or profit.

We are an early-stage biotechnology company that commenced activities in January 2012. We only have a limited operating history and our business plan has not been tested. Since inception, we have had no revenue and have incurred significant operating losses. We have financed our operations primarily through equity and debt offerings, including our IPO. To generate revenue and become and remain profitable, we must continue to develop and commercialize the CELsignia platform. To do so, we need to successfully complete our four existing clinical trial collaborations, one with Genentech and NSABP, one with Puma and the West Cancer Center, and one with Puma and the Massachusetts General Hospital for our CELsignia HER2 Pathway Activity Test, and a fourth one with the Sarah Cannon Research Institute and Pfizer for our CELsignia Multi-Pathway Activity Test, continue to develop other CELsignia tests for other cancer sub-types and cultivate partnerships with pharmaceutical companies. We must also build operational and financial infrastructure to support commercial operations, train and manage employees, and market and sell our CELsignia tests (as a companion diagnostic and/or as a stand-alone test).

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

Our initial success is heavily dependent on the success of our first CELsignia tests.

Our business strategy is focused on attracting pharmaceutical company partnerships that provide revenue from the sale of CELsignia tests during clinical trials, from milestone payments during clinical trials, from sales of our CELsignia tests as companion diagnostics or stand-alone tests thereafter, and, potentially, from royalties on the incremental drug revenues our tests enable. Our ability to obtain such partnerships and generate such revenue depends in part on the ability of our first CELsignia tests to demonstrate the potential incremental opportunity available for pharmaceutical companies. We do not expect to receive the first interim results for our prospective clinical trials for the CELsignia HER2 Pathway Activity Test until the fourth quarter of 2021 or first quarter of 2022 and with final results expected approximately nine months later. Success of the clinical trials using the CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity Test will depend on many factors, such as successfully enrolling patients, meeting trial endpoint goals, and completing the trial in a timely manner. Our ability to complete the trial could be delayed or prevented for several reasons that are out of our control, such as the FDA withdrawing its authorization and approval to perform the study, NSABP, West Cancer Center, Massachusetts General Hospital, or Sarah Cannon Research Institute determining that the human and/or toxicology test results do not support continuing the trial, or participants having adverse reactions or side-effects to the drugs administered in the study. If we are unable to demonstrate that the CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity Test is suitable as a companion diagnostic for the targeted therapy, we will likely not be able to generate future revenue from our CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity test and may not be able to attract other pharmaceutical companies to partner with us for the development and commercialization of other CELsignia tests. Further, potential pharmaceutical company partners may delay negotiating development agreements until results of the first clinical trial using our CELsignia HER2 Pathway Activity Test trial are available. Even if the ultimate outcome of the first clinical trial using a CELsignia HER2 Pathway Activity Test trial is positive, any delays could materially and adversely affect our business.

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

While our CELsignia HER2 Pathway Activity Test and CELsignia Multi-Pathway Activity Test are commercially ready, we have not attempted to market these to physicians or their patients as stand-alone tests and have no ability to determine if these tests or any of our other tests will be commercially viable.

While our CELsignia HER2 Pathway Activity Test and CELsignia Multi-Pathway Activity Test are analytically validated, conducted in our CLIA certified and CAP accredited laboratory, and currently ready for commercial use as an LDT, we have not attempted to market them to physicians or their patients. Furthermore, we have commenced only limited communications with KOLs to build awareness and credibility of our CELsignia diagnostic platform and CELsignia tests. Accordingly, we have no ability to determine whether our CELsignia HER2 Pathway Activity Test, CELsignia Multi-Pathway Activity Test or any other future CELsignia tests, will be commercially viable as stand-alone tests. We may never be successful in generating revenue from our CELsignia tests as stand-alone tests, and if we are unable to build pharmaceutical partnerships that enable us to market the CELsignia HER2 Pathway Activity Test, the CELsignia Multi-Pathway Activity Test, and other tests as companion diagnostic tests, we may never generate any revenue and our business may fail.

Developing our CELsignia tests involves a lengthy and complex process that may not be successful.

Our CELsignia tests may take several years to develop from the time they are discovered to the time they are available for patient use, if ever. In order to develop additional CELsignia tests into commercially ready products, we need to successfully complete a variety of activities, including, among others, conducting substantial research and development, conducting extensive analytical testing, and maintaining our CLIA certified and CAP accredited laboratory. In addition, our business strategy is focused on our CELsignia tests being sold as companion diagnostics. This will require obtaining and maintaining partnerships with pharmaceutical companies and successfully completing clinical studies that demonstrate the suitability of the applicable CELsignia test as a companion diagnostic for their targeted therapies.

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

We cannot be certain that our existing clinical trial or future clinical trials, if any, will begin or be completed on time, if at all. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to commercialize our CELsignia tests, such as:

•	delay or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with planned trial sites and/or strategic partners;
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

23

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

If any of our potential CELsignia tests, including our first CELsignia HER2 Pathway Activity Test and CELsignia Multi-Pathway Activity Test, achieve positive clinical trial results, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. For example, conventional genomic- or proteomic-based analyses are commonly used today to diagnose cancer and prescribe cancer medications, and physicians may continue to rely on these diagnostic tests instead of adopting the use of a CELsignia test. The degree of market acceptance of our CELsignia tests will depend on a number of factors, including:

•	their efficacy and other potential advantages compared to alternative diagnostic tests;
•	our ability to offer them for sale at competitive prices;
•	their convenience and ease of obtaining patient specimens compared to alternative diagnostics;
•	the willingness of the target patient population to try new diagnostics and of physicians to initiate such diagnostics;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement for our diagnostic tests; and
•	our ability to partner with pharmaceutical companies to develop companion diagnostic programs for the new cancer sub-types we discover.

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

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive diagnostic tests and treatments. Sales of any of our potential CELsignia tests will depend substantially, both in the United States and internationally, on the extent to which the costs of our CELsignia tests will be paid by health maintenance, managed care, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Reimbursement by a payor may depend on a number of factors, including a payor’s determination that the CELsignia tests are neither experimental nor investigational, appropriate for the specific patient, cost-effective, supported by peer-reviewed publications, and included in clinical practice guidelines.

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

We may encounter difficulties in commercializing and marketing our products, including in hiring and retaining a qualified sales force.

In order to commercialize any CELsignia test, we must build marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. For each CELsignia test we develop, we intend to pursue development agreements with the pharmaceutical companies that provide matching targeted therapies. Once we have completed the analytical validation of a CELsignia test, we plan to target KOLs to build product awareness. Once we have clinical validation data available, we expect to expand our sales and marketing efforts to target the broader market and coordinate our go-to-market activities with those of our partner pharmaceutical companies. These activities will be expensive and time consuming and will require significant attention of our executive officers to manage. In particular, there is intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Furthermore, there is no guarantee that any new drug indications will require our CELsignia tests as a companion diagnostic or that any pharmaceutical company will effectively coordinate sales and marketing activities with us. Any failure or delay in these activities, including if we are unable to develop our marketing and sales networks or if our sales personnel do not perform as expected, would adversely impact the commercialization our CELsignia platform, and our business, financial condition, results of operations and prospects may be materially and adversely affected.

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

Our ability to compete successfully will depend largely on our ability to:

•	discover and develop CELsignia tests for cancer sub-types that are superior to other products in the market;
•	demonstrate compelling advantages in the efficacy and convenience of our CELsignia tests on a cost competitive basis;
•	attract qualified scientific, product development and commercial personnel;
•	obtain and maintain patent and other proprietary protection as necessary for our CELsignia platform;
•	obtain required U.S. and international regulatory approvals;
•	successfully collaborate with research institutions and pharmaceutical companies in the discovery, development and commercialization of our current and future CELsignia tests; and
•	successfully expand our operations and build a sales force to support commercialization.

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

Our operations will be materially dependent upon the services of our officers and key employees, including Brian F. Sullivan, our Chief Executive Officer, and Dr. Lance G. Laing, our Chief Science Officer. Successful implementation of our business plan will also require the services of other consultants and additional personnel. We cannot assure you that we will be able to attract and retain such persons as employees, independent contractors, consultants or otherwise. If we are not able to attract individuals with the skills required for our business, or if we lose the services of either Mr. Sullivan or Dr. Laing, we may be unable to successfully implement our business plan.

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

As a result of the COVID-19 outbreak and related public health measures, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

•	delays or difficulties in enrolling patients in clinical trials and obtaining the results of completed clinical trials;
•	increased rates of patients withdrawing from clinical trials following enrollment as a result of quarantine or concerns about COVID-19;
•	diversion of healthcare resources away from the conduct of clinical trials;
•	delays in prospective clinical trial collaborations with pharmaceutical companies and sponsors;
•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•	limitations on our ability to recruit and hire key personnel due to our inability to meet with candidates because of travel restrictions; and
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

Beyond the direct effect of the pandemic, mitigation efforts have had broad economic effects. The extent of the scope and duration of these economic effects cannot currently be predicted, although they are likely to be significant for the near future. The economic impact of COVID-19 will affect us in a variety of ways, including without limitation making our stock price more volatile, making it more difficult to raise additional capital through offerings of equity or debt securities, and reducing the availability of bank loans. As a result, we may face difficulties raising capital and capital raising efforts may be on terms that are less favorable than would have been previously available.

All of the effects of COVID-19 described herein are expected to apply to any future recurrences of COVID-19 and any other pandemics that may occur in the future.

Risks Related to Our Reliance on Third Parties

We will rely on collaboration with third parties to conduct our clinical trials, including the current trials involving the CELsignia tests, and those third parties may not perform satisfactorily.

We will rely on third parties to conduct clinical trials for our CELsignia tests. For our FACT-1 clinical trial, we are collaborating with Genentech and NSABP to conduct a 54-patient single-arm interventional trial that is expected to obtain interim results in the fourth quarter of 2021 or first quarter of 2022 and final results approximately nine months later. We will rely on NSABP to conduct our clinical trial of patients selected using a CELsignia HER2 Pathway Activity Test, including setting up clinical sites, enrolling patients, and managing clinical data and Genentech will supply the drugs. For our FACT-2 clinical trial, we are collaborating with Puma and the West Cancer Center to conduct a 27-patient single-arm interventional trial that is expected to obtain interim results in the fourth quarter of 2021 or first quarter of 2022 and final results approximately nine months later. We will rely on West Cancer Center to conduct our clinical trial of patients selected using a CELsignia HER2 Pathway Activity Test, including setting up clinical sites, enrolling patients, and managing clinical data and Puma will supply the drugs. For our FACT-3 clinical trial, we are collaborating with Pfizer and the Sarah Cannon Research Institute to conduct a 23-patient single-arm interventional trial that is expected to obtain interim results 12 to 15 months after the protocol is activated and final results 12-15 months later. We expect enrollment to begin in the second quarter of 2021. We will rely on the Sarah Cannon Research Institute to conduct our clinical trial of patients selected using a CELsignia Multi-Pathway Activity Test, including setting up clinical sites, enrolling patients, and managing clinical data and Pfizer will supply the drugs. For our FACT-4 clinical trial, we are collaborating with Puma and Massachusetts General Hospital to conduct a 23-patient single-arm interventional trial that is expected to obtain interim results 12 to 15 months after the protocol is activated and final results 12-15 months later. We expect enrollment to begin in the second quarter of 2021. We will rely on Massachusetts General Hospital to conduct our clinical trial of patients selected using a CELsignia HER2 Pathway Activity Test, including setting up clinical sites, enrolling patients, and managing clinical data and Puma will supply the drugs.

We expect to field additional clinical trials to evaluate new potential indications for drugs with patients identified by one of our new CELsignia tests. NSABP, the West Cancer Center, the Sarah Cannon Research Institute, Massachusetts General Hospital, or other contract research organizations or cancer centers that we collaborate with and/or pharmaceutical companies we partner with might not successfully carry out their contractual duties, meet expected deadlines, or conduct our planned clinical trials in accordance with regulatory requirements or our stated protocols. Any of them may also terminate their relationship with us for a variety of reasons. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If we need to enter into alternative arrangements, we may not be able to complete our clinical trials and may not be able to, or may be delayed in our efforts to, successfully commercialize our potential CELsignia tests.

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

Most LDTs are not currently subject to FDA regulation, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. We believe that the CELsignia tests are LDTs, which is a term that describes tests that are designed and performed within a single laboratory. As a result, we believe the CELsignia tests are not currently subject to regulation by the FDA in accordance with the FDA’s current policy of exercising enforcement discretion regarding LDTs.

Historically, the FDA has not required laboratories that furnish only LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In mid-2014, the FDA published a draft Guidance Document describing a proposed approach for a regulatory framework for LDTs, but in late 2016, the FDA indicated it did not intend to finalize the LDT Guidance Document at that time. It is not clear when or if the FDA will seek to alter the current LDT regulatory framework in the future. We cannot provide any assurance that FDA regulation, including premarket review, will not be required in the future for our tests, whether through additional guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. We cannot predict with certainty the timing or content of future legislation enacted or guidance issued regarding LDTs, or how it will affect our business.

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

Our ability to compete successfully will depend in part on our ability to obtain and enforce patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We have applied for patents that protect our technology. Our patent portfolio includes three issued U.S. patents, five issued international patents, five pending U.S. patent applications, 23 pending non-U.S. patent applications, one pending international PCT patent application, and numerous corresponding non-U.S. patent applications. Each patent and patent application covers methods of use. However, we cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

•	our pending or future patent applications may not result in the issuance of patents;
•	the scope of any existing or future patent protection may not exclude competitors or provide competitive advantages to us;
•	our patents may not be held valid if subsequently challenged;
•	other parties may claim that our products and designs infringe the proprietary rights of others, and even if we are successful in defending our patents and proprietary rights, such litigation may be costly; and
•	other parties may develop similar products, duplicate our products, or design around our patents.

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

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock or could subject us to securities litigation.

Our stock price may be extremely volatile. The stock market in general and the market for smaller medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell our common stock at or above the price they paid for such stock. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	results of planned clinical trials of our CELsignia HER2 Pathway Activity Test, CELsignia Multi-Pathway Activity Test or other CELsignia tests may develop in the future;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our CELsignia tests or clinical development programs;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	operating results that fail to meet expectations of securities analysts that cover our company;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical, biotechnology and medical technology sectors;
•	sales of our stock by us, our insiders and our other stockholders;
•	general economic and market conditions; and
•	the other factors described in this “Risk Factors” section.

Additionally, companies that have experienced volatility in the market price of their stock have been subject to an increased incidence of securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. If we cease to be an emerging growth company, we will also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). While we, as of December 31, 2020, concluded that our internal control over financial reporting was effective, we may need to dedicate additional internal resources and engage outside consultants to maintain compliance with Section 404 in the future. Any material weaknesses that we may identify in the future could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We currently lease and occupy approximately 16,000 square feet in Minneapolis, Minnesota, which includes our clinical laboratory and offices. The amended lease expires in April 2022 and is renewable with the right to extend the term for one additional year and provides for monthly rent, real estate taxes and operating expenses. We believe that this leased space is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

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

As of February 1, 2021, there were approximately 49 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

At December 31, 2020, the net proceeds from our IPO were held in a diversified portfolio of bank deposits and government money market funds. All investments are highly liquid, with liquidity and capital preservation being the primary investment objectives. There has been no material change in our planned uses of the net proceeds from those described in the Prospectus dated September 19, 2017. From the Effective Date through December 31, 2020, we have used approximately $12.3 million in furtherance of our planned use of proceeds, which includes funding additional research and development for discovery of new cancer sub-types and development and validation of new CELsignia tests; clinical trials to support clinical claims; development of operational processes and capital expenditures; and working capital and other general corporate purposes.

ITEM 6. Selected Financial Data

The following tables present, as of the dates and for the years indicated, our selected historical financial data, as indicated therein. The statement of operations data for the years ended December 31, 2020 and 2019 and the balance sheet data as of December 31, 2020 and 2019 are derived from our audited financial statements that are included elsewhere in this Annual Report. Our historical results are not indicative of the results to be expected in the future.

You should read this information together with our financial statements and the related notes, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Celcuity Inc.
Statements of Operations

	Years Ended December 31,
	2020	2019

Operating expenses:

Research and development	$7,683,522	$6,269,308
General and administrative	1,872,642	1,535,993
Total operating expenses	9,556,164	7,805,301
Loss from operations	(9,556,164)	(7,805,301)

Other income (expense)
Interest expense	(120)	(159)
Interest income	82,109	446,096
Other income, net	81,989	445,937
Net loss before income taxes	(9,474,175)	(7,359,364)
Income tax benefits	-	-
Net loss	$(9,474,175)	$(7,359,364)

Net loss per share, basic and diluted	$(0.92)	$(0.72)

Weighted average common shares outstanding, basic and diluted	10,266,884	10,226,041

	As of December 31,
	2020	2019
Balance Sheet Data:
Total assets	$12,956,747	$20,280,800
Total liabilities	1,254,477	983,229
Total stockholders' equity	11,702,270	19,297,571

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in Item 1A of Part I of this Annual Report.

OVERVIEW

We are developing companion diagnostic tests designed to expand the eligible patient populations for targeted therapies by discovering new cancer sub-types molecular-based approaches cannot detect. Our proprietary CELsignia diagnostic platform is the only commercially ready technology we are aware of that uses a patient’s living tumor cells to identify the specific abnormal cellular process driving a patient’s cancer and the targeted therapy that best treats it. We believe our CELsignia platform provides two important improvements over traditional molecular diagnostics. First, molecular diagnostics can only provide a snapshot of the genetic mutations present in a patient’s tumor because they analyze cell fragments. Using cell fragments prevents molecular diagnostics from analyzing the dynamic cellular activities, known as cell signaling, that regulate cell proliferation or survival. Cancer can develop when certain cell signaling activity becomes abnormal, or dysregulated. Since genetic mutations are often only weakly correlated to the dysregulated signaling activity driving a patient’s cancer, a molecular diagnostic is prone to providing an incomplete diagnosis. CELsignia tests overcome this limitation by measuring dynamic cell signaling activity in a patient’s living tumor cells. When a CELsignia test detects abnormal signaling activity, a more accurate diagnosis of the patient’s cancer driver is obtained. Second, molecular diagnostics can only estimate the probability of a patient’s potential drug response based on a statistical analysis of the drug’s clinical trial results. Instead of this indirect estimate of drug response, CELsignia tests directly measure the effectiveness of a targeted therapy in a patient’s living tumor cells. This enables physicians to confirm that the therapeutic matching the patient’s cancer driver is functional in the patient’s tumor cells before prescribing it, which significantly increases the likelihood of a positive clinical outcome.

Our first analytically validated and commercially ready test using our CELsignia platform, the CELsignia HER2 Pathway Activity Test for breast cancer, diagnoses two new sub-types of HER2-negative breast cancer that traditional molecular diagnostics cannot detect. Our internal studies show that approximately 15-20% of HER2-negative breast cancer patients have abnormal HER2 signaling activity similar to levels found in HER2-positive breast cancer cells. As a result, these HER2-negative patients have undiagnosed HER2-driven breast cancer and would be likely to respond to the same anti-HER2 targeted therapies only HER2-positive patients receive today. We have three interventional clinical trials underway to evaluate the efficacy of HER2 targeted therapies in breast cancer patients selected with our CELsignia HER2 Pathway Activity Test.

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

Our third CELsignia test for breast cancer evaluates PI3K signaling in HER2-negative breast cancer tumor cells. Our internal studies demonstrate how measurement of PI3K-involved signaling may provide a more sensitive and specific method of identifying patients most likely to benefit from PI3K inhibitors than current genetic tests that measure PI3K mutations.

We intend to combine these three tests to create the CELsignia Multi-Pathway Activity Test, or CELsignia MP Test. With this next generation CELsignia test, we plan to provide an analysis of EGFR/HER1, HER2, HER3, c-MET, and PI3K-node involved signaling activity for each patient tumor specimen received.

We completed development of our first CELsignia test for ovarian cancer in 2020. This test identifies a new sub-group of ovarian cancer patients with tumors that have abnormal c-Met and HER2 signaling activity. These findings suggest that a significant sub-group of ovarian cancer patients may respond to treatment with a combination of ErbB and c-Met inhibitors. Nearly 15,000 women a year die from ovarian cancer, a disease that has less than a 50% five-year survival rate and a limited range of targeted therapy options. There is thus a significant unmet need for additional therapeutic options for ovarian cancer patients. As a companion diagnostic, our CELsignia test for ovarian cancer will be intended to help pharmaceutical companies obtain new drug indications and expand treatment options for this challenging tumor type. We initiated discussions with pharmaceutical companies about collaborating on clinical trials in late 2020.

We also made significant progress in 2020 developing a new CELsignia test intended to diagnose cancers driven by dysregulated RAS signaling. Dysregulation of RAS signaling, which includes the RAF/MEK/ERK and PI3K/AKT/mTOR pathways, is estimated to drive 30%-40% of all cancers. Pharmaceutical companies have developed numerous drugs that target RAS-involved pathways. However, the number of interactions amongst RAS-regulated pathways has made it extremely difficult to use molecular tests to identify patients with dysregulated RAS signaling tumors. The challenge of diagnosing a cancer driven by a dysregulated RAS signaling network is magnified because two or more different pathways are typically involved. Recent research has also found that RAS mutations play a much less important role in dysregulated RAS signaling than previously thought. Our CELsignia platform is uniquely suited to untangle the complexity of dysregulated RAS signaling tumors and identify the targeted therapy combination capable of treating it.

Once development of the new RAS test is completed, we intend to add it to our current CELsignia Multi-Pathway Activity test for breast and ovarian cancer. This next generation CELsignia test would provide an analysis of EGFR/HER1, HER2, HER3, c-MET, PI3K, and RAS-involved signaling activity for each patient tumor specimen received. Our current CELsignia test has the potential to diagnose oncogenic signaling activity undetectable by molecular tests in up to one in three HER2-negative breast cancer patients. If our efforts to develop a RAS dynamic signaling test are successful, the percentage of cancer patients who could benefit from a CELsignia test would further increase.

In addition to our CELsignia tests for HER2-negative breast cancer and ovarian cancer, we expect to develop CELsignia tests to diagnose eight new potential cancer sub-types we have discovered in lung, ovarian, kidney, and bladder cancers. Approved or investigational drugs are currently available to treat these new potential cancer sub-types. We expect to launch these additional tests on a staggered basis over the next few years while continuing our research to identify additional new cancer sub-types. Our overall commercialization strategy is to develop diagnostics that expand the patient population eligible for targeted therapies. We have four collaborations underway that rely on the CELsignia test for breast cancer to select breast cancer patients for treatment with HER2 or a combination of pan-HER and c-Met targeted therapies. For the first one of these collaborations, we are fielding a prospective clinical trial with Genentech and NSABP (FACT-1) to evaluate the efficacy of Genentech’s HER2 targeted therapies in patients with abnormal HER2 signaling. For the second of these collaborations, we are fielding a prospective clinical trial with Puma and West Cancer Center (FACT-2) to evaluate the efficacy and safety of Puma’s drug, Nerlynx, and chemotherapy, in breast cancer patients selected with our CELsignia test. For our third collaboration, we are fielding a prospective open-label Phase II clinical trial with Puma Massachusetts General Hospital, the UCLA Jonsson Comprehensive Cancer Center and the Vanderbilt-Ingram Cancer Center to evaluate the efficacy of Puma’s drug, Nerlynx, and Faslodex, an AstraZeneca drug, in previously treated metastatic HR-positive, HER2-negative breast cancer patients selected with our CELsignia HER2 Pathway Activity Test. For our fourth collaboration, we are fielding a prospective open-label Phase II clinical trial with Pfizer Inc. and Sarah Cannon Research Institute to evaluate the efficacy of two Pfizer targeted therapies, Vizimpro, a pan-HER inhibitor, and Xalkori, a c-Met inhibitor, in previously treated metastatic HER2-negative breast cancer patients selected with our CELsignia Multi-Pathway Activity Test.

An additional collaboration to evaluate tissue samples from a Phase II study evaluating Puma’s pan-HER inhibitor, Nerlynx, Genentech’s HER2 antibody, Herceptin, and Bristol-Myers Squibb’s EGFR inhibitor, Erbitux, in metastatic colorectal cancer patients is expected to be completed in late 2022. Unlike the four clinical trial collaborations, our CELsignia test will be used solely to evaluate tissue samples after they have been enrolled in this trial. We will not receive payment for the testing we perform. We expect our CELsignia test will provide critical insight after the trial is completed about the patient characteristics most correlative to drug response.

In conjunction with the development of our CELsignia tests, we will seek collaborations with pharmaceutical companies to field clinical trials to advance the clinical development of their targeted therapies with the eventual goal of obtaining U.S. Food and Drug Administration (“FDA”) approval of a new drug indication. Collaborations are expected to involve initially Phase I or Phase II interventional clinical trials to evaluate the efficacy of our collaboration partners’ targeted therapies patients selected with one of our CELsignia tests. We are currently evaluating, or expect to evaluate, a variety of targeted therapies in combination with other targeted therapies, hormonal therapies, or chemotherapies, including: i) pan-HER and c-Met inhibitors; ii) pan-HER inhibitors and endocrine therapy; iii) pan-HER inhibitors and chemotherapies; and iv) PI3K inhibitors and endocrine therapy. The FDA has approved three c-Met inhibitors, six HER-family inhibitors, and four PI3K inhibitors for cancer treatment. Additional c-Met, HER-family, and PI3K inhibitors are being evaluated in on-going clinical trials.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began operations in 2012. For the years ended December 31, 2020 and 2019, we reported a net loss of approximately $9.5 million and $7.4 million, respectively. As of December 31, 2020, we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $26.3 million under Celcuity Inc. As of December 31, 2020, we had cash and cash equivalents of approximately $11.6 million.

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

Clinical Trials and Collaborations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. As we continue to advance our clinical trial collaborations, we are in close contact with our current clinical sponsors, and principal investigators, as well as prospective pharmaceutical company and clinical collaborators, to assess the impact of COVID-19 on our trial enrollment timelines and collaboration discussions. In light of the COVID-19 pandemic, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s updated industry guidance for conducting clinical trials issued on March 18, 2020, we are experiencing delays in the enrollment of patients in our ongoing clinical trials. We now expect interim results from the FACT-1 and FACT-2 trials to be delayed until the fourth quarter of 2021 or first quarter of 2022 and final results approximately nine months later. As the impact of COVID-19 on our industry becomes clearer, we may need to reassess the timing of our anticipated clinical milestones. Prospective clinical trial collaborations with pharmaceutical companies and sponsors may also be delayed but the impact on the timing of finalizing agreements is not yet known.

Research and Development

While our facility currently remains operational, the evolving measures to try to contain the virus have impacted and may further impact our workforce and operations, as well as those of our vendors and suppliers. Our laboratory remains operational as of this date, but, in response to the COVID-19 pandemic, we have implemented protective policies that reduce the number of research and development staff operating in our laboratory at any one time. While governmental measures may be modified or extended, we expect that our research and development and clinical laboratory will remain operational. However, in light of the focus of healthcare providers and hospitals on fighting the virus, several of the clinical sites that provide us tumor tissue for research have halted this service, reducing the number of new tumor tissue specimens we would typically expect to receive. These various constraints may slow or diminish our research and development activities. In addition, cancer research-related industry meetings, such as the American Association for Cancer Research (AACR), were delayed for several months. Our submissions to present research results at these meetings were accepted, but the release of the results was postponed in conjunction with the delayed meeting schedules.

Liquidity

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our existing balance of cash and cash equivalents will be sufficient to meet our cash needs arising in the ordinary course of business for at least the next twelve months. We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. In addition, see Item 1A of Part I of this Annual Report for additional information on risks associated with pandemics in general and COVID-19 specifically and how those risks may impact our business and operations.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

	Years Ended December 31,		Increase (Decrease)
	2020	2019	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$7,683,522	$6,269,308	$1,414,214	23%
General and administrative	1,872,642	1,535,993	336,649	22
Total operating expenses	9,556,164	7,805,301	1,750,863	22
Loss from operations	(9,556,164)	(7,805,301)	(1,750,863)	22
Other income (expense)
Interest expense	(120)	(159)	39	n/a
Interest income	82,109	446,096	(363,987)	(82)
Other income, net	81,989	445,937	(363,948)	(82)
Net loss before income taxes	(9,474,175)	(7,359,364)	(2,114,811)	29
Income tax benefits	-	-	-	-
Net loss	$(9,474,175)	$(7,359,364)	$(2,114,811)	29%

Research and Development

For the year ended December 31, 2020, our total research and development expenses increased approximately $1.41 million, or 23%, to approximately $7.68 million from $6.27 million for the prior year. The increase primarily resulted from a $1.15 million increase in compensation related expenses, including approximately $0.49 million in non-cash stock-based compensation to support development of our CELsignia platform. In addition, other research and development expenses increased $0.26 million due to clinical validation and laboratory studies, and operational and business development activities.

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

General and Administrative

For the year ended December 31, 2020, our total general and administrative expenses increased approximately $0.34 million, or 22%, to approximately $1.87 million from $1.53 million for the prior year. The increase primarily resulted from a $0.28 million increase in compensation related expenses, including approximately $0.24 million of non-cash stock-based compensation. In addition, other general and administrative expenses increased $0.06 million primarily due to professional fees associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

For the years ended December 31, 2020 and 2019, interest expense is related to finance lease liabilities.

Interest Income

For the year ended December 31, 2020, interest income decreased approximately $0.36 million, or 82%, to $0.08 million from $0.44 million for the prior year. The decrease was primarily the result of lower market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through December 31, 2020, we raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the IPO of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. On June 5, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley, FBR, Inc (the “ATM Agreement”). The ATM Agreement allows us to sell shares of common stock up to an aggregate offering price of $10.0 million. Through December 31, 2020, we generated approximately $0.08 million of additional cash through sales pursuant to the ATM Agreement, after taking into account commissions and offering expenses. Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of December 31, 2020, our cash and cash equivalents were approximately $11.6 million, and we had a combined accumulated deficit of approximately $12.6 million under Celcuity LLC and $26.3 million under Celcuity Inc.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	2020	2019

Net cash provided by (used in):
Operating activities	$(7,145,689)	$(5,998,711)
Investing activities	(89,371)	8,529,799
Financing activities	137,969	259,305
Net increase (decrease) in cash and cash equivalents	$(7,097,091)	$2,790,393

Operating Activities

Net cash used in operating activities was approximately $7.14 million for the year ended December 31, 2020 and consisted primarily of a net loss of approximately $9.47 million, adjusted for working capital changes of approximately $0.18 million and non-cash items of approximately $2.15 million. The working capital change was primarily due to approximately $0.19 million increase in accrued expenses. Non-cash expense items of approximately $2.15 million consisted of depreciation of approximately $0.39 million and stock-based compensation expense of approximately $1.76 million.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was approximately $0.09 million and consisted of purchases of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2019 was approximately $8.53 million and consisted of approximately $8.91 million of net proceeds from investments in certificates of deposit and government securities (U.S. Treasury Notes and U.S. government agency securities), adjusted by approximately $0.38 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 was approximately $0.14 million and primarily reflects net proceeds from the sale of shares of our common stock through the ATM Agreement and employee stock purchases.

Net cash provided by financing activities for the year ended December 31, 2019 was approximately $0.26 million and consisted of proceeds from the exercise of common stock warrants and stock options, and employee stock purchases.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed in Note 2 to our financial statements included elsewhere in this Annual Report, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Celcuity Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celcuity Inc. (the Company) as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

February 16, 2021

Celcuity Inc.
Balance Sheets
	December 31, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$11,637,911	$18,735,002
Deposits	22,009	22,009
Deferred transaction costs	-	28,743
Payroll tax receivable	190,000	190,000
Prepaid assets	317,040	274,600
Total current assets	12,166,960	19,250,354
Property and equipment, net	558,876	833,463
Operating lease right-of-use assets	230,911	196,983
Total Assets	$12,956,747	$20,280,800
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$217,377	$142,773
Finance lease liabilities	5,810	5,769
Operating lease liabilities	187,518	178,466
Accrued expenses	774,612	584,319
Total current liabilities	1,185,317	911,327
Finance lease liabilities	8,299	14,109
Operating lease liabilities	60,861	57,793
Total Liabilities	1,254,477	983,229
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized; 10,299,822 and 10,253,988 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	10,300	10,254
Additional paid-in capital	38,013,551	36,134,723
Accumulated deficit	(26,321,581)	(16,847,406)
Total Stockholders' Equity	11,702,270	19,297,571
Total Liabilities and Stockholders' Equity	$12,956,747	$20,280,800

See accompanying notes to the financial statements

Celcuity Inc.
Statements of Operations

	Years Ended December 31,
	2020	2019

Operating expenses:

Research and development	$7,683,522	$6,269,308
General and administrative	1,872,642	1,535,993
Total operating expenses	9,556,164	7,805,301
Loss from operations	(9,556,164)	(7,805,301)

Other income (expense)
Interest expense	(120)	(159)
Interest income	82,109	446,096
Other income, net	81,989	445,937
Net loss before income taxes	(9,474,175)	(7,359,364)
Income tax benefits	-	-
Net loss	$(9,474,175)	$(7,359,364)

Net loss per share, basic and diluted	$(0.92)	$(0.72)

Weighted average common shares outstanding, basic and diluted	10,266,884	10,226,041

Celcuity Inc.
Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2018	10,186,382	$10,186	$34,827,467	$(9,488,042)	$25,349,611
Exercise of common stock warrants	395	-	3,752	-	3,752
Stock-based compensation	-	-	1,040,989	-	1,040,989
Exercise of common stock options, net of shares withheld for exercise price	58,127	59	174,899	-	174,958
Employee stock purchases	9,084	9	87,616	-	87,625
Net loss	-	-	-	(7,359,364)	(7,359,364)
Balance at December 31, 2019	10,253,988	10,254	36,134,723	(16,847,406)	19,297,571
Stock-based compensation	15,686	16	1,763,863	-	1,763,879
Employee stock purchases	12,423	12	60,291	-	60,303
Issuance of common stock in an at-the-market ("ATM") offering	17,725	18	182,676	-	182,694
Issuance costs associated with ATM offering	-	-	(128,002)	-	(128,002)
Net loss	-	-	-	(9,474,175)	(9,474,175)
Balance at December 31, 2020	10,299,822	$10,300	$38,013,551	$(26,321,581)	$11,702,270

See accompanying notes to the financial statements

Celcuity Inc.
Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,474,175)	$(7,359,364)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	385,591	338,996
Stock-based compensation	1,763,879	1,040,989
Non-cash interest income, net of cash received	-	42,907
Changes in operating assets and liabilities:
Payroll tax receivable	-	(190,000)
Prepaid assets and deposits	(42,440)	(20,143)
Accounts payable	52,971	45,617
Accrued expenses	190,293	111,403
Non-cash operating lease, net	(21,808)	(9,116)
Net cash used for operating activities	(7,145,689)	(5,998,711)

Cash flows from investing activities:
Proceeds from sale of investments	-	8,910,000
Purchases of property and equipment	(89,371)	(380,201)
Net cash provided by (used for) investing activities	(89,371)	8,529,799

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	-	3,752
Proceeds from exercise of employee stock options	-	174,958
Proceeds from employee stock purchases	60,303	87,625
Gross proceeds from an ATM offering	182,694	-
Payments for secondary registration statement costs	(99,259)	(1,300)
Payments for finance leases	(5,769)	(5,730)
Net cash provided by financing activities	137,969	259,305
Net change in cash and cash equivalents	(7,097,091)	2,790,393

Cash and cash equivalents:
Beginning of period	18,735,002	15,944,609
End of period	$11,637,911	$18,735,002

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$24,333	$2,700

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical stage biotechnology company translating discoveries of new cancer sub-types into pioneering companion diagnostics and expanded therapeutic options for cancer patients. The Company’s 3rd generation diagnostic platform, CELsignia, analyzes living tumor cells to untangle the complexity of the cellular activity driving a patient’s cancer. This allows the Company to discover new cancer sub-types molecular diagnostics cannot detect. The Company is driven to improve outcomes for patients and to transform how pharmaceutical companies define the patient populations for their targeted therapies. The Company’s proprietary CELsignia diagnostic platform is currently the only commercially ready technology the Company is aware of that uses a patient’s living tumor cells to evaluate the functional status of the cell signaling pathways associated with cancer. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Operating results for the year ended December 31, 2020 are not necessarily indicative of results to be expected for any future year.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates and the difference could be significant. Significant items subject to such estimates and assumptions include the valuation of stock-based compensation and prepaid or accrued clinical trial costs.

Cash and Cash Equivalents

The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2020 and December 31, 2019, the Company had $11,378,685 and $18,369,229, respectively, in money market funds that are considered cash equivalents and not insured by the Federal Deposit Insurance Corporation.

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

Deferred Transaction Costs

Deferred transaction costs primarily consist of legal fees, SEC filing fees and other fees relating to the Company’s Registration Statement on Form S-3 filed on September 21, 2018. The deferred transaction costs were capitalized as incurred and were offset against proceeds from the sale of shares of common stock pursuant to the ATM Agreement.

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls, is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying values of cash equivalents, accounts payable, accrued expenses and other financial working capital items approximate fair value at December 31, 2020 and December 31, 2019, due to the short maturity nature of these items.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $7,683,522 for the year ended December 31, 2020 and $6,269,308 for the year ended December 31, 2019.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which included an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition, which the Company elected. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded both operating lease right-of-use (“ROU”) assets of $356,539 and lease liabilities of $404,931 and eliminated deferred rent of $63,875 and prepaid rent of $15,483. The adoption of ASC 842 had no impact on the Company’s Statement of Operations and Statement of Cash Flows for the year ended December 31, 2019. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which allowed the Company to carry forward the historical lease classification. Additional information and disclosures required by this new standard are contained in Note 9.

3. Liquidity

Based on the Company’s cash and cash equivalents on hand at December 31, 2020 of $11,637,911, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next 12 months from the issuance date of this Annual Report.

4. Net Loss Per Common Share

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

For the years ended December 31, 2020 and 2019, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 849,949 and 585,215 shares of common stock, respectively, warrants to purchase 353,585 shares of common stock, and 15,686 and 0 shares of restricted common stock, respectively.

5. Payroll Tax Receivable

The payroll tax receivable initially recorded in 2019, is the result of the Company’s utilization of research and development tax credits as authorized by the Path Act. The balance at December 31, 2020 and December 31, 2019 was $190,000.

6. Prepaid Assets

Prepaid assets consisted of the following at December 31:

	2020	2019
Current:
Directors & officers' insurance	$288,750	$229,167
Other	28,290	45,433
Total	$317,040	$274,600

7. Property and Equipment

Property and equipment consisted of the following at December 31:

	2020	2019
Leasehold improvements	$302,848	$302,848
Furniture and equipment	1,461,512	1,350,508
	1,764,360	1,653,356
Less: Accumulated depreciation	(1,205,484)	(819,893)
Total	$558,876	$833,463

Depreciation expense was $385,591 and $338,996 for the years ended December 31, 2020 and 2019, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2020	2019
Accrued compensation	$628,121	$461,452
Employee Stock Purchase Plan	9,471	10,121
Other	137,020	112,746
Total	$774,612	$584,319

9. Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In September 2017, the Company entered into a non-cancelable operating lease agreement for building space. The new lease commenced, and the Company moved to the facility in May 2018, in conjunction with the termination of its then existing lease. Rent expense is recorded on a straight-line basis over the lease term. In July 2020 the Company signed an amendment to extend this lease through April 30, 2022. The lease amendment provides for monthly rent, real estate taxes and operating expenses. As a result of the lease amendment, the Company recorded an incremental $197,211 in the operating ROU asset and lease liability.

The lease agreement, as amended, includes the option to extend the term for one additional year. The option to extend is at the Company’s discretion and because the Company has not determined if the option to extend will be exercised, the extended lease term is not included in the ROU assets and lease liabilities. The Company regularly evaluates the renewal options and when it is reasonably certain of exercise, the Company will include the renewal period in its lease term.

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

Supplemental balance sheet information consisted of the following at December 31, 2020:

Operating Lease
Right-of-use assets	$230,911

Operating lease liability	$248,379
Less: short term portion	(187,518)
Long term portion	$60,861

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(14,948)
Net book value of property and equipment under finance lease	$13,984

Finance lease liability	$14,109
Less: short term portion	(5,810)
Long term portion	$8,299

Maturity analysis under lease agreements consisted of the following as of December 31, 2020:
	Operating Leases	Finance Leases
2021	$194,821	$7,255
2022	64,940	7,255
2023	-	3,022
Total minimum lease payments	259,761	17,532
Less: Present value discount	(11,382)	(122)
Less amount representing services	-	(3,301)
Present value of net minimum lease payments	$248,379	$14,109

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	1.3 years	4.0%
Finance lease	2.4 years	1.0%

Lease costs for the year ended December 31:
	2020	2019

Operating lease cost	$171,530	$164,252
Finance lease cost:
Amortization	5,786	5,786
Interest	119	159
Variable lease cost	85,265	82,885
	$262,700	$253,082

Supplemental cash flow information related to leases for the year ended December 31:
	2020	2019
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$278,603	$248,450
Operating cash outflow from finance leases	119	159
Financing cash outflow from finance leases	5,769	5,730
	$284,491	$254,339

Clinical Research Studies

In May 2017, the Company entered into an agreement with a clinical research organization to conduct a clinical research study. The Company made payments of $100,000 and $50,000 in 2020 and 2019, respectively, and $550,000 prior to 2019. Additional payments will be due as certain milestones are met and clinical sites are added. The maximum amount of these additional payments is estimated to be approximately $2,620,000 over the course of the agreement.

In October 2018, the Company entered into an agreement with a biopharmaceutical company and a cancer research center to conduct a clinical research study. The Company made payments of approximately $70,000 in 2019. Additional payments of approximately $112,000 will be due as certain milestones are met.

In December 2020, the Company entered into an agreement with a biopharmaceutical company and a cancer research center to conduct a clinical research study. The Company made zero payments in 2020. Future payments of approximately $740,000 will be due as certain milestones are met.

In January 2021, the Company entered into an agreement with a biopharmaceutical company and a cancer research center to conduct a clinical research study. Future payments of approximately $1,210,600 will be due as certain milestones are met.

10. Stockholders’ Equity

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

During the year ended December 31, 2020, the Company sold 17,725 shares of common stock pursuant to the ATM Agreement, at an average selling price of $10.31 per share.

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

At December 31, 2020 and 2019, the Company had 10,299,822 and 10,253,988 shares of common stock outstanding, respectively.

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

At December 31, 2020 and 2019, the Company had warrants to purchase 353,585 shares of common stock outstanding, at a weighted average exercise price of $9.42. A total of 0 and 395 warrants were exercised in the years ended December 31, 2020 and 2019, respectively.

11. Stock-Based Compensation

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan, as amended, was adopted by the Company’s board and approved by the members of Celcuity LLC on August 10, 2012. The Company reserved a maximum of 625,000 shares of common stock for issuance under the 2012 Equity Incentive Plan. The 2012 Equity Incentive Plan provides for options, restricted stock awards, performance stock awards or stock bonuses. The exercise price of each option granted under the 2012 Equity Incentive Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2012 Equity Incentive Plan is ten years. The Company’s board administers the 2012 Equity Incentive Plan and determines the provisions of incentive awards, including eligible recipients, number of shares subject to an incentive award, exercise price, vesting schedule, duration of an incentive award and other restrictions an incentive award may be subject to. The 2012 Equity Incentive Plan was frozen on September 6, 2017 and any new awards will be issued under the terms of the 2017 Amended and Restated Stock Incentive Plan.

2017 Stock Incentive Plan

The 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”) was adopted by the Company’s board on September 6, 2017, became effective following the corporate conversion on September 15, 2017, and was approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The 2017 Plan was amended and approved by stockholders at the Company’s annual stockholder meeting on May 14, 2020. The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Plan. The number of shares reserved for issuance was automatically increased by 102,540 shares on January 1, 2020 and will increase automatically on January 1 of each of 2021 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The 2017 Plan provides for options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses. The exercise price of each option granted under the 2017 Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2017 Plan is ten years. The 2017 Plan is generally administered by the compensation committee of the Company’s board, which has the authority to interpret the 2017 Plan, grant awards and make all other determinations necessary for the administration of the 2017 Plan.

The following table summarizes the activity for all stock options outstanding for the years ended December 31:

	2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	585,215	$14.37	478,503	$9.73
Granted	277,986	7.17	248,756	19.69
Exercised	-	-	(66,489)	5.13
Forfeited/Expired	(13,252)	11.54	(75,555)	10.55
Balance at December 31	849,949	$9.33	585,215	$14.37

Options exercisable at December 31:	397,425	$10.35	264,280	$9.52

Weighted Average Grant Date Fair Value for Options Granted During the year:		$4.63		$13.46

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2020:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
849,949	7.92	$9.33	$2,010,091	397,425	$10.35	$762,234

The Company recognized stock-based compensation expense for stock options of $1,668,859 and $990,839 for the years ended December 31, 2020 and 2019, respectively. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect on stock-based compensation for the year ended December 31, 2020 was approximately $83,000. The effect on stock-based compensation over the remaining service period will be approximately $136,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the years ended December 31:

	2020	2019
Risk-free interest rate	.35% - 1.66%	1.42% -2.47%
Expected volatility	73.3% - 77.1%	76.2%-80.0%
Expected life (years)	5.5 to 6.1	5.2 to 6.3
Expected dividend yield	0%	0%

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

Restricted stock awards were granted to two members of the Company’s board during the year ended December 31, 2020. The Company had 15,686 and 0 shares of restricted stock outstanding as of December 31, 2020 and 2019, respectively, and 0 and 2,571 shares of restricted stock vested during the years ended December 31, 2020 and 2019. The Company recognized stock-based compensation expense for restricted stock of $52,727 and $17,047 for the years ended December 31, 2020 and 2019, respectively.

The total remaining shares available for grant under the 2017 Plan is 198,922.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2021	$1,387,174
2022	1,057,679
2023	704,222
2024	200,244
Total estimated compensation cost to be recognized	$3,349,319

2017 Employee Stock Purchase Plan

The Company’s 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board on September 6, 2017 and approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company initially reserved a total of 100,000 shares for issuance under the ESPP. The number of shares reserved for issuance was automatically increased by 51,270 shares on January 1, 2020 and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of December 31, 2020 is 112,211.

The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The ESPP is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock-based compensation expense related to the ESPP of $42,293 and $33,103 for the years ended December 31, 2020 and 2019, respectively.

The Company recognized total stock-based compensation expense, as follows for the years ended December 31:

	2020	2019
Stock-based compensation expense in operating expenses:
Research and development	$1,055,094	$567,305
General and administrative	708,785	473,684
Total	$1,763,879	$1,040,989

12. Income Taxes

Following the conversion of Celcuity LLC to Celcuity Inc. on September 15, 2017, Celcuity Inc. began filing federal and state returns where required. No income tax benefit was recorded for the years 2020 and 2019, due to net losses and recognition of a valuation allowance. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ending December 31:

	2020	2019
Tax benefit at statutory federal rate	$(1,990,000)	$(1,545,000)
State income tax benefit, net of federal tax effect	(16,000)	(24,000)
Change in valuation allowance on deferred tax assets	2,159,000	1,781,000
Research and Development Credits	(450,000)	(138,000)
Other permanent items	297,000	(74,000)
Income tax benefits	$-	$-

On December 22, 2017 H.R. 1, commonly referred to as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Act also made changes related to the use and limitation of net operating loss carryforwards generated in tax years beginning after December 31, 2017. For years beginning after December 31, 2017 net operating losses have an indefinite carryforward and the utilization of losses is limited to 80% of taxable income each year.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Act. Corporate taxpayers may carryback net operating losses originating during 2018 through 2020 for up to five years, which was not previously allowed under the Tax Act. The CARES Act also eliminates the 80% of taxable income limitation allowing corporate entities to fully utilize net operating loss carryforwards to offset taxable income in 2018, 2019 and 2020. The enactment of the CARES Act did not result in any material impact to the Company’s income tax provision.

On December 27, 2020 the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA includes the COVID-related Tax Relief Act of 2020 (“COVID TRA”). The Company is continuing to assess the effect of the CAA and does not believe it will result in a material impact to the Company’s income tax benefit.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2020. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	2020	2019
Deferred tax assets (liabilities):
Accrued expenses	$79,000	$8,000
Share-based compensation	528,000	435,000
Property and equipment	255,000	175,000
Right-of-use assets	(49,000)	(41,000)
Lease liability	53,000	50,000
Start-up expenditures	2,610,000	2,038,000
Net operating losses and tax credits	3,242,000	1,894,000
Valuation allowance	(6,718,000)	(4,559,000)
Net deferred tax assets (liabilities)	$-	$-

At December 31, 2020, the Company had federal and state net operating loss carryforwards resulting in deferred tax assets of approximately $10.2 million and $0.5 million, respectively. The federal and state net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The federal net operating loss carryforwards starting in 2018 have no expiration. These deferred tax assets were subject to a full valuation allowance as of December 31, 2020 and 2019.

At December 31, 2020, the Company had federal and state research and development tax credit carryforwards resulting in deferred tax assets of approximately $0.6 million and $0.6 million, respectively. The federal and state credit carryforwards will begin to expire in the years ending December 31, 2037 and December 31, 2032, respectively. These deferred tax assets were subject to a full valuation allowance as of December 31, 2020 and 2019.

Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company's ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may limit in the future the amount of net operating loss carryforwards available to offset future taxable income.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more-likely-than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2020, and 2019, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Prior to the conversion, Celcuity was a limited liability company and therefore was taxed as a partnership for income tax purposes. Accordingly, no benefit for income taxes was recorded prior to the conversion.

For years prior to 2016, the Company is no longer subject to U.S. federal or state income tax examinations. The Company's policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”) in Internal Control-Integrated Framework. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our system of internal control over financial reporting was effective as of such date.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to our designation as an “emerging growth company,” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes to our system of internal control over financial reporting during the three months ended December 31, 2020 and during the subsequent time period through the filing of this Annual Report that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

Brian F. Sullivan, age 59, is our co-Founder and has served as Chairman of the Board and Chief Executive Officer since we commenced operations in 2012. Mr. Sullivan has over 25 years of experience founding and building successful, high growth technology companies. He was Chairman and CEO of SterilMed, a medical device reprocessing company, from 2003, when he led an investment group to acquire a majority interest, until its sale to Ethicon Endo-Surgery Inc., a Johnson & Johnson company, for $330 million in 2011. Previously, he was co-founder and Chief Executive Officer of Recovery Engineering, a filtration company, which he took public and subsequently sold to Procter & Gamble for $265 million in 1999. Since 2003, Mr. Sullivan has served on the board of directors of Entegris, Inc., a publicly-held company. Mr. Sullivan has received seven U.S. patents and has several pending. He graduated magna cum laude with distinction from Harvard College with an A.B. in economics. Among other attributes, skills, and qualifications, the board of directors believes Mr. Sullivan is uniquely qualified to serve as a director based on his extensive operational and business development experience, and his knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.

Lance G. Laing, Ph.D., age 59, is our co-Founder and has served as Chief Science Officer, Vice President, Secretary and Director since we commenced operations in 2012. Dr. Laing’s career spans more than 15 years in drug discovery research and technology development. He received his doctorate in biophysics and biochemistry from The Johns Hopkins University and completed a National Institutes of Health post-doctoral fellowship at Washington University Medical School. He has received 19 U.S. patents and has an additional 24 U.S. patents pending. His drug discovery research career began at Scriptgen/Anadys Pharmaceuticals (purchased by Novartis), where he worked under Professor Peter Kim, who became President of Merck Research. He also was Director of Chemistry and Bioapplications and Director of Detection Product Development for two companies that each developed instruments similar to those Celcuity uses to perform the CELsignia tests. His work at these two instrument companies gave him unique expertise and experience in developing a variety of patented applications for these instruments. Most recently, he served as an executive director for an international drug discovery and development company. Among other attributes, skills, and qualifications, the board of directors believes Dr. Laing is uniquely qualified to serve as a director based on his significant research, medical and scientific expertise.

Richard E. Buller, M.D., Ph.D., age 71, was appointed to Celcuity’s board of directors in December 2019. Dr. Buller has over 15 years of experience leading oncology clinical development and translational medicine departments at major pharmaceutical companies. He has participated in the development of 15 drugs and several companion diagnostics that received U.S. FDA approval. Dr. Buller most recently served as Head Oncology Clinical Development and Vice President of Translational Oncology at Pfizer, Inc, one of the world’s largest pharmaceutical companies, until he retired in 2016. He had previously served as Vice President of Translational Medicine at Exelixis, a leading biopharmaceutical company, where he led efforts to study patients selected by molecular testing for inclusion in their phase 2 and phase 3 clinical trials. He began his pharmaceutical company career at GlaxoSmithKline as Director of the Oncology Medicine Development Center. Prior to his leadership positions in drug development, he was Professor of Gynecologic Oncology at the University of Iowa, where he led laboratory research focused on identifying genomic variants involved in ovarian cancer. He received his M.D. from the Baylor College of Medicine, where he also received his Ph.D. in cell biology. Among other attributes, skills, and qualifications, the board of directors believes Dr. Buller is uniquely qualified to serve as a director based on his oncology drug and diagnostic development expertise.

David F. Dalvey, age 62, has served as a member of Celcuity’s board of directors since February 2014. Mr. Dalvey has more than 30 years of experience in the fields of corporate finance and venture capital, working primarily with growth-oriented technology and life-science businesses. He has over 10 years of corporate finance advisory experience with two national investment banks, completing over 150 individual transactions. He has been the General Partner of Brightstone Venture Capital, a venture capital management company, since September 2000. Brightstone is a 25-year old venture capital management company that has raised and managed ten venture partnerships. Previously, he held management positions with R.J. Steichen and Company, an investment bank, from 1995 to 2000, The Food Fund LP, a venture capital firm, from 1992 to 1995 and Wessels, Arnold & Henderson, an investment bank, from 1987 to 1992. Mr. Dalvey served on the board of directors for Navarre Corporation (now Speed Commerce, Inc.) from 2009 until November 2012, on the board of managers for Blue Rock Market Neutral Fund, a mutual fund registered under the Investment Company Act of 1940 from 2000 to 2014 and on the board of directors for Digitiliti, Inc. from July 2011 until October 2012. Mr. Dalvey has significant operational exposure as a board director or advisor to many other public and privately held growth businesses and has served on these companies’ audit, strategic or governance committees, including companies such as HomeSpotter, Definity Health, AppTec Laboratories, CHF Solutions, BiteSquad, Agiliti, and Nature Vision. Mr. Dalvey received a B.S. in Business/Management Economics from University of Minnesota. Among other attributes, skills, and qualifications, the board of directors believes Mr. Dalvey is uniquely qualified to serve as a director based on his leadership experience in operating both public and private companies and his experience working in the investment community and with investment firms enable him to bring valuable insight and knowledge to our board of directors.

Leo T. Furcht, M.D., age 74, was appointed to Celcuity’s board of directors in May 2019. Dr. Furcht is currently Allen-Pardee Professor of Cancer Biology and Head of the Department of Laboratory Medicine and Pathology at the University of Minnesota and a member of the Division of Molecular Pathology and Genomics. He served as Chairman of the Board of Directors for University of Minnesota Physicians, the Medical School practice plan with approximately 700 physicians, from 2004-2014. He was also the founding Director of the Biomedical Engineering Center from 1990-2001, where he led efforts to establish stem cell and molecular diagnostics expertise at the University of Minnesota. He has published more than 180 scientific papers and holds more than 30 patents in the fields of polypeptides, biomaterials, and adult stem cells. His business experience includes co-founding two medical technology companies, South Bay Medical, a medical device company that was acquired by Mentor Corporation, and Diascreen, a diagnostics company, which was later acquired by Chronimed. Among other attributes, skills, and qualifications, the board of directors believes Dr. Furcht is uniquely qualified to serve as a director based on his research in tumor cell behavior and extracellular matrix proteins, Head of the University of Minnesota’s Department of Laboratory Medicine and Pathology, and his experience in several biotechnology start-ups.

Richard J. Nigon, age 73, is currently Senior Vice President of Cedar Point Capital, LLC., a private company that raises capital for early stage companies, where he has served since 2007. Mr. Nigon has also been a board member for Tactile Systems Technology since September 2012 and Northern Technologies International Corp. since February 2010, including its non-executive Chairman of the board of directors since November 2012. Mr. Nigon also serves as a director of several private companies. Mr. Nigon previously served as a board member for Vascular Solutions, Inc. from November 2000 to February 2017, when it was acquired by Teleflex, Incorporated and as a board member for Virtual Radiologic Corporation from May 2007 until it was acquired in July 2010. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements of Stifel Nicolaus until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he served as a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young’s Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly-traded companies in the consumer retailing and manufacturing sectors. Among other attributes, skills, and qualifications, the board of directors believes Mr. Nigon is qualified to serve as a director because of his extensive public accounting and auditing experience, including particular experience with emerging growth companies. The board of directors also believes that Mr. Nigon will bring to the board of directors a strong background in financial controls and reporting, financial management, financial analysis, SEC reporting requirements and mergers and acquisitions. His strategic planning expertise gained through his management and leadership roles at private investment firms also makes him well-suited to serve as a member of the board of directors.

Executive Officers

Information regarding our Chief Executive Officer, Brian F. Sullivan, and our Chief Science Officer, Lance G. Laing, PhD., is included above under the heading “Directors”.

Vicky Hahne, age 54, joined as our Chief Financial Officer in July 2017. She has more than 20 years of financial leadership experience, including the most recent 10 years in the healthcare industry. Prior to joining Celcuity, Ms. Hahne served as Controller of Respiratory Technologies Inc., a medical device manufacturer, from 2015 to 2017. While at Respiratory Technologies, she played a key role in the due diligence process to sell the company to Koninklijke Philips. In 2014, she served as Controller for Ability Network Inc., a healthcare information technology company. From 2007 to 2012, Ms. Hahne served as Controller of Sterilmed Inc., a medical device reprocessing company, where she was significantly involved in the sale of the company to Johnson & Johnson. Prior to these roles, Ms. Hahne held several senior financial positions at SimonDelivers Inc., including Chief Financial Officer. Ms. Hahne has extensive experience in early stage, high growth companies with responsibilities including financial controls and stewardship, financial analysis, mergers and acquisitions, building infrastructure and systems. She received a B.S. degree in Finance and Accounting from Northern State University and received her CPA certificate in 1990.

Corporate Governance

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.celcuity.com. We intend to disclose on our website any amendments or waivers to the Code of Business Conduct and Ethics that are required to be disclosed by SEC rules.

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

Dated: February 16, 2021		CELCUITY INC.

	By	/s/ Brian F. Sullivan
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

Signature	Title	Date

/s/ Brian F. Sullivan	Chairman and Chief Executive Officer	February 16, 2021
Brian F. Sullivan	(Principal Executive Officer)

/s/ Vicky Hahne	Chief Financial Officer	February 16, 2021
Vicky Hahne	(Principal Financial and Accounting Officer)

/s/ Lance G. Laing	Chief Science Officer, Vice President and Secretary, and	February 16, 2021
Lance G. Laing	Director

/s/ Richard E. Buller	Director	February 16, 2021
Richard E. Buller

/s/ Dave F. Dalvey	Director	February 16, 2021
Dave F. Dalvey

/s/ Leo T. Furcht	Director	February 16, 2021
Leo T. Furcht

/s/ Richard J. Nigon	Director	February 16, 2021
Richard J. Nigon

EXHIBIT INDEX

CELCUITY INC.

FORM 10-K

Exhibit No.	Description

2.1	Form of Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

3.1	Certificate of Incorporation of the Company as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

4.1

Specimen Certificate representing shares of common stock of Celcuity Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020).

10.1+	Celcuity Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.2+	Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2020).

10.3+	Amendment No. 1 to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018).

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

66

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

10.13

Commercial Lease, First Amendment to Lease, dated July 28, 2020, between West Glen Development I, LLC and Celcuity Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.14

Clinical Trial Agreement, dated May 8, 2017, between NSABP Foundation, Inc. and Celcuity LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.15*	Clinical Trial Agreement, Amendment No. 1, between NSABP Foundation, Inc and Celcuity Inc., dated October 15, 2020.

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

10.18+

Confidentiality, Non-Compete and Proprietary Rights Agreement, dated May 17, 2017, between Celcuity LLC and Vicky Hahne (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.19

Form of Indemnification Agreement between Celcuity Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.20	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.21

At Market Issuance Sales Agreement, dated June 5, 2020, between Celcuity Inc. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 5, 2020).

23.1*	Consent of Boulay PLLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of principal executive officer required by Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Rule 13a-14(a).

32.1**	Section 1350 Certification of principal executive officer.

32.2**	Section 1350 Certification of principal financial officer.

101

Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2020, formatted, in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

____________

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan.

