Form 10-Q
period 2021-06-30
Celcuity Inc.
filed 2021-08-11
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-38207

CELCUITY INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 82-2863566
(State of incorporation)	(IRS Employer Identification No.)

16305 36th Avenue North; Suite 100

Minneapolis, Minnesota 55446(Address of principal executive offices, including zip code)

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

On August 2, 2021 there were 14,904,898 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Celcuity Inc.
Condensed Balance Sheets
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$41,638,623	$11,637,911
Deposits	22,009	22,009
Deferred transaction costs	121,307	-
Payroll tax receivable	190,000	190,000
Prepaid assets	279,544	317,040
Total current assets	42,251,483	12,166,960
Property and equipment, net	415,080	558,876
Operating lease right-of-use assets	142,766	230,911
Total Assets	$42,809,329	$12,956,747
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$647,172	$217,377
Finance lease liabilities	5,830	5,810
Operating lease liabilities	153,684	187,518
Accrued expenses	729,672	774,612
Total current liabilities	1,536,358	1,185,317
Finance lease liabilities	5,379	8,299
Operating lease liabilities	-	60,861
Note payable, non-current	14,233,068	-
Total Liabilities	15,774,805	1,254,477
Stockholders' Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized; 12,654,898 and 10,299,822 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	12,655	10,300
Additional paid-in capital	70,167,970	38,013,551
Accumulated deficit	(43,146,101)	(26,321,581)
Total Stockholders' Equity	27,034,524	11,702,270
Total Liabilities and Stockholders' Equity	$42,809,329	$12,956,747

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating expenses:

Research and development	$13,070,108	$1,766,227	$15,306,451	$3,613,641
General and administrative	573,360	447,714	1,128,787	911,113
Total operating expenses	13,643,468	2,213,941	16,435,238	4,524,754
Loss from operations	(13,643,468)	(2,213,941)	(16,435,238)	(4,524,754)

Other income (expense)
Interest expense	(391,187)	(31)	(391,210)	(64)
Interest income	1,803	11,983	2,191	75,834
Loss on sale of fixed assets	-	-	(263)	-
Other income (expense), net	(389,384)	11,952	(389,282)	75,770
Net loss before income taxes	(14,032,852)	(2,201,989)	(16,824,520)	(4,448,984)
Income tax benefits	-	-	-	-
Net loss	$(14,032,852)	$(2,201,989)	$(16,824,520)	$(4,448,984)

Net loss per share, basic and diluted	$(1.11)	$(0.21)	$(1.42)	$(0.43)

Weighted average common shares outstanding, basic and diluted	12,610,917	10,260,234	11,845,758	10,257,111

See accompanying notes to the financial statements

Condensed Statements of Changes in Stockholders' Equity
Three Months and Six Months Ended June 30, 2021

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	10,299,822	$10,300	$38,013,551	$(26,321,581)	$11,702,270
Stock-based compensation	-	-	449,098	-	449,098
Exercise of common stock warrants	1,185	1	11,256	-	11,257
Exercise of common stock options, net of shares withheld for exercise price	12,707	13	(13)	-	-
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	1,971,100	1,971	25,766,522	-	25,768,493
Issuance of common stock in an at-the-market ("ATM") offering	3,082	3	38,959	-	38,962
Issuance costs associated with ATM offering	-	-	(3,868)	-	(3,868)
Net loss	-	-	-	(2,791,668)	(2,791,668)
Balance at March 31, 2021 (unaudited)	12,287,896	$12,288	$64,275,505	$(29,113,249)	$35,174,544
Stock-based compensation	2,964	3	540,314	-	540,317
Employee stock purchases	5,496	6	25,811	-	25,817
Exercise of common stock options, net of shares withheld for exercise price	9,136	9	36,850	-	36,859
Warrant issued - note payable	-		289,839	-	289,839
Issuance of common stock, licensing agreement	349,406	349	4,999,651	-	5,000,000
Net loss	-	-	-	(14,032,852)	(14,032,852)
Balance at June 30, 2021 (unaudited)	12,654,898	$12,655	$70,167,970	$(43,146,101)	$27,034,524

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

See accompanying notes to the financial statements

Celcuity Inc.
Condensed Statements of Cash Flows
(unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,824,520)	$(4,448,984)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	176,597	191,134
Stock-based compensation	989,415	887,842
Issuance of common stock, licensing agreement	5,000,000	-
Amortization of debt issuance costs and discount	81,571	-
PIK interest	93,397	-
Loss on sale of fixed assets	263	-
Changes in operating assets and liabilities:
Prepaid assets and deposits	37,496	41,952
Accounts payable	438,018	(59,025)
Accrued expenses	(124,940)	26,189
Non-cash operating lease, net	(6,550)	(28,754)
Net cash used for operating activities	(10,139,253)	(3,389,646)

Cash flows from investing activities:
Purchases of property and equipment	(57,897)	(66,589)
Proceeds from sale of property and equipment	500	-
Net cash used for investing activities	(57,397)	(66,589)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	11,257	-
Proceeds from exercise of employee stock options	36,859	-
Proceeds from employee stock purchases	25,817	23,897
Proceeds from follow-on offering, net of underwriting discounts and offering costs	25,768,493	-
Proceeds from note payable, net of debt issuance costs and discount of $652,061	14,347,939	-
Gross proceeds from an ATM offering	38,962	154,142
Payments for secondary registration statement costs	(29,065)	(23,367)
Payments for finance leases	(2,900)	(2,880)
Net cash provided by financing activities	40,197,362	151,792
Net change in cash and cash equivalents	30,000,712	(3,304,443)

Cash and cash equivalents:
Beginning of period	11,637,911	18,735,002
End of period	41,638,623	$15,430,559
Supplemental disclosures of non-cash investing and financing activities:
Offering and registration statement costs included in accounts payable and accrued expenses	$96,111	$-
Issuance of common stock warrants and final fee recognized as discount to note payable	$964,839	$-

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2021 and 2020)

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

Follow-on Offering

On July 1, 2021, the Company completed a follow-on offering whereby it sold 2,250,000 shares of common stock at a public offering price of $25.00 per share. The aggregate gross proceeds from the sale of shares in the follow-on offering was approximately $56.3 million before deducting underwriting discounts of approximately $3.4 million and offering expenses of approximately $0.1 million.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2020 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company’s early adoption of this accounting standard on April 8, 2021, in conjunction with the closing of a loan agreement, did not have an impact on the Company’s financial statements and related disclosures.

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

For the three and six months ended June 30, 2021 and 2020, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 1,023,513 and 723,194 shares of common stock, respectively, warrants to purchase 378,442 and 353,585 shares of common stock, respectively, and 2,964 and 15,686 shares of restricted common stock, respectively.

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

Supplemental balance sheet information consisted of the following at June 30, 2021:

Operating Lease
Right-of-use assets	$142,766

Operating lease liability	$153,684
Less: short term portion	(153,684)
Long term portion	$-

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(17,841)
Net book value of property and equipment under finance lease	$11,091

Finance lease liability	$11,209
Less: short term portion	(5,830)
Long term portion	$5,379
Maturity analysis under lease agreements consisted of the following as of June 30, 2021:
	Operating Leases	Finance Leases
2021	$97,411	$3,627
2022	64,940	7,255
2023	-	3,023
Total minimum lease payments	162,351	13,905
Less: Present value discount	(8,667)	(78)
Less amount representing services	-	(2,618)
Present value of net minimum lease payments	$153,684	$11,209

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	0.8 years	4.0%
Finance lease	1.9 years	1.0%

Lease costs for the period ended June 30, 2021:
	Three-month Period	Six-month Period

Operating lease cost	$43,727	$89,157
Finance lease cost:
Amortization	1,447	2,893
Interest	21	45
Variable lease cost	19,869	39,738
	$65,064	$131,833

Supplemental cash flow information related to leases for the period ended June 30, 2021:
	Three-month Period	Six-month Period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$66,872	$135,446
Operating cash outflow from finance leases	21	45
Financing cash outflow from finance leases	1,451	2,900
	$68,344	$138,391

Clinical Research Studies

The Company enters into contracts in the normal course of business for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. The Company currently has five Phase II clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. Timing of milestone payments are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material.

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

During the six months ended June 30, 2021, the Company sold 3,082 shares of common stock pursuant to the ATM Agreement, at an average selling price of $12.64 per share.

On February 23, 2021, in conjunction with the Company’s follow-on offering, the ATM Agreement was terminated.

6. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the six months ended June 30:

	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	849,949	$9.33	585,215	$14.37
Granted	218,050	24.70	151,231	7.14
Exercised	(39,620)	7.32	-	-
Forfeited	(4,866)	7.67	(13,252)	11.54
Balance at June 30	1,023,513	$12.69	723,194	$9.71

Options exercisable at June 30:	504,189	$9.64	305,778	$9.68

Weighted Average Grant Date Fair Value for options granted during the period:		$16.39		$4.55

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2021:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,023,513	7.99	$12.69	$12,101,685	504,189	$9.64	$7,271,109

The Company recognized stock-based compensation expense for stock options of $520,361 and $414,272 for the three months ended June 30, 2021 and 2020, respectively and $938,553 and $864,937 for the six months ended June 30, 2021 and 2020, respectively. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect on stock-based compensation was $12,790 and $51,000 for the three months ended June 30, 2021 and 2020, respectively and $26,239 and $51,000 for the six months ended June 30, 2021 and 2020. The effect on stock-based compensation over the remaining service period will be approximately $109,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the six months ended June 30:

	2021	2020
Risk-free interest rate	0.63% - 1.14%	0.35% - 1.66%
Expected volatility	76.6% - 76.9%	73.3% - 74.4%
Expected life (years)	5.0 to 6.08	5.5 to 6.12
Expected dividend yield	0%	0%

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

Restricted stock awards were granted to two members of the Company’s board during the three months ended June 30, 2021 and 2020. The Company had 2,964 and 15,686 shares of restricted stock outstanding as of June 30, 2021 and 2020, respectively, and 15,686 and 0 shares of restricted stock vested during the three months ended June 30, 2021 and 2020. The Company recognized stock-based compensation expense for restricted stock of $18,112 and $10,912 for the three months ended June 30, 2021 and 2020, respectively and $38,567 and $10,912 for the six months ended June 30, 2021 and 2020.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,540 shares on January 1, 2020 and by 102,998 shares on January 1, 2021 and will increase automatically on January 1 of each of 2022 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. At the Annual Meeting held on May 12, 2021, the stockholders approved a one-time, 500,000 increase to the number of shares reserved for issuance under the 2017 Plan. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for grant under the Company’s 2017 Plan as of June 30, 2021 was 585,772.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2021	$1,247,486
2022	2,034,829
2023	1,476,348
2024	979,053
2025	246,916
Total estimated compensation cost to be recognized	$5,984,632

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $1,844 and ($1,991) for the three months ended June 30, 2021 and 2020, respectively and $12,295 and $11,993 for the six months ended June 30, 2021 and 2020, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan.The number of shares reserved for issuance was automatically increased by 51,270 shares on January 1, 2020 and 51,499 shares on January 1, 2021 and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31.  However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of June 30,2021 was 158,214.

The Company recognized total stock-based compensation expense as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Stock-based compensation expense in operating expenses:
Research and development	$328,077	$265,446	$583,258	$558,562
General and administrative	212,240	157,747	406,157	329,280
Total	$540,317	$423,193	$989,415	$887,842

7. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender.The Lender agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan to be funded upon request of the Company no later than March 31, 2022, and (iii) a $5 million term C loan to be funded upon request of the Company no later than March 31, 2023 (collectively the “Term Loans”). Funding of the term B and C loan is subject to the Company’s ability to achieve certain milestones. The Innovatus Loan Agreement is secured by a lien covering substantially all assets of the Company.

The loan agreement also contains certain events of default, warranties and covenants of the Company. In connection with each funding of the Term Loans, the Company is required to issue Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s stock equal to 2.5% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the lower of (i) $14.40 per share or (ii) the volume weighted price per share of the Company’s stock for the five-trading day period ending on the last trading day immediately preceding the funding date of the Term B or Term C Loan, as applicable. The warrants may be exercised on a cashless basis and are immediately exercisable through the tenth anniversary of the applicable funding date. In connection with the first tranche of the Term Loans, the Company issued a warrant to Innovatus to purchase 26,042 shares of the Company’s common stock at an exercise price of $14.40 per share. The Company evaluated the warrant under ASC470, debt, and recognized an additional debt discount of approximately $0.3 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the warrant using the Black-Scholes model. The Company is also required to maintain a minimum cash balance in agreement with the term loans’ default terms.

The Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on the fifth anniversary of the initial funding date and will bear interest at a rate equal to sum of (a) the greater of (i)Prime Rate (as defined in the loan agreement) or (ii) 3.25%, plus (b) 5.70%. The effective interest rate is 11.36%. Additionally, the Company elected to make 2.7% of the interest rate as payable in kind, which shall accrue as principal monthly. The Company is obligated to pay the Lender (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded (the “Facility Fee”), and (ii) a final fee equal to 4.50% of the aggregate amount of the term loans funded (the “Final Fee”). In connection with the funding of the first tranche of the Term Loans, a final fee of approximately $0.7 million was recorded as additional principal and as a debt discount, and a facility fee of approximately $0.1 million was recorded as additional debt discount. The Company has the option to prepay the loan at any time following the first anniversary of the loan closing, with tiered prepayment fees ranging from 0 – 2% based on when the prepayment would occur.

Innovatus also has the right, at its election, after June 1, 2021 and until the third anniversary of the Loan Agreement, to convert up to 20% of the outstanding principal amount of all Terms Loans made under the Loan Agreement into shares of the Company’s common stock at a price per share equal to the volume weighted average closing price of the Company’s stock for the 5-trading day period ending on the last trading day immediately preceding the execution of the Loan Agreement (the “Conversion Right”).

In connection with the loan agreement and the funding of the first tranche of the Term Loans, the Company incurred debt issuance costs of approximately $0.5 million. The debt issuance costs, and the debt discount are amortized to interest expense using the effective interest method over the life of the Term Loans. The carrying value of the debt approximates fair value as of June 30, 2021.

Long-term debt consisted of the following:

June 30, 2021
Note payable	$15,000,000
Add: PIK interest (added to principal)	93,397
Add: final fee	675,000
Less: unamortized debt issuance costs	(466,482)
Less: unamortized debt discount	(1,068,847)
Total long-term debt	$14,233,068

Future principal payments, including the final fee, are as follows:

Years Ending December 31,
2024	$5,660,024
2025	7,546,698
2026	2,561,675
Total	$15,768,397

8. License Agreement

On April 8th, the Company entered into a license agreement with Pfizer to research, develop, manufacture and commercialize gedatolisib, a potent, well-tolerated, reversible dual inhibitor that targets PI3K and mTOR, for the treatment, diagnosis and prevention of all diseases. The Company paid Pfizer $5.0 million in upfront fees and issued to Pfizer $5.0 million of shares of the Company’s common stock pursuant to an Equity Grant Agreement. The upfront payment and the issuance of shares were expensed to research & development in full for the three months ending June 30, 2021.

The Company is also required to make milestone payments to Pfizer upon achievement of certain development and commercial milestone events, up to an aggregate of $335.0 million. Additionally, the Company will pay Pfizer tiered royalties on sales of gedatolisib at percentages ranging from the low to mid-teens, which may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition. Unless earlier terminated, the License Agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (a) 12 years following the date of first commercial sale of such product in such country, (b) the expiration of all regulatory or data exclusivity in such country for such product or (c) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe, but for the license granted in the License Agreement, a valid claim of a licensed patent right.

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

9. Subsequent Events

As noted in footnote 2, on July 1, 2021, the Company completed a follow-on offering whereby it sold 2,250,000 shares of common stock at a public offering price of $25.00 per share.

On July 19, 2021, the Company signed an amendment to exercise the option to extend the lease for a period of one year. The commencement of the extended period is May 1, 2022 and will terminate on April 30, 2023.

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

Supporting the development of a potential first-in-class targeted therapy for breast cancer, like gedatolisib, with our CELsignia platform is a natural extension of our strategy to use our CELsignia CDx to enable new indications for other companies’ targeted therapies. By combining companion diagnostics designed to enable proprietary new drug indications with targeted therapies that treat signaling dysregulation our CDx identifies, we believe we are uniquely positioned to improve the standard-of-care for many early and late-stage breast cancer patients. Our goal is to play a key role in the multiple treatment approaches required to treat breast cancer patients at various stages of their disease. With each program, we are:

•	Leveraging the proprietary insights CELsignia provides into live patient tumor cell function
•	Using a CELsignia CDx to identify new patients likely to respond to the paired targeted therapy
•	Developing a new targeted therapeutic option for breast cancer patients
•	Maximizing the probability of getting regulatory approval to market the targeted therapy indication

CELsignia Development and CDx Programs

Our proprietary CELsignia diagnostic platform is the only commercially ready technology we are aware of that uses a patient’s living tumor cells to identify the specific abnormal cellular process driving a patient’s cancer and the targeted therapy that best treats it. This enables us to identify patients whose tumors may respond to a targeted therapy, even though they lack a previously associated molecular mutation. By identifying cancer patients whose tumors lack an associated genetic mutation but have abnormal cellular activity a matching targeted therapeutic is designed to inhibit, CELsignia CDx can expand the markets for a number of already approved targeted therapies. Our current CDx identifies breast and ovarian cancer patients whose tumors have cancer drivers potentially responsive to treatment with human epidermal growth factor receptor 2-negative (HER2), mesenchymal-epithelial transition factor (c-MET), or phosphatidylinositol 3-kinases (PI3K) targeted therapeutics. While U.S. Food and Drug Administration (“FDA”) approval or clearance is not currently required for CELsignia tests offered as a stand-alone laboratory developed test, if we are partnered with a drug company to launch a CELsignia test as a companion diagnostic for a new drug indication, we would be required to obtain premarket approval, or PMA, in conjunction with the pharmaceutical company seeking a new drug approval for the matching therapy.

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

Our second CELsignia test for breast cancer evaluates independent c-Met signaling activity and its involvement with HER family signaling in HER2-negative breast cancer tumor cells. Our internal studies show that approximately 20%-25% of HER2-negative breast cancer patients have abnormal c-Met signaling activity that is co-activated with abnormal HER family signaling. These studies suggest that this sub-group of HER2-negative breast cancer patients may best respond to treatment with a combination of HER family and c-Met inhibitors. We have two interventional clinical trials underway to evaluate the efficacy of HER2 and c-Met targeted therapies, in previously treated metastatic HER2-negative breast cancer patients selected with our CELsignia Multi-Pathway Activity Test, or CELsignia MP Test.

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

We completed development of our first CELsignia test for ovarian cancer in 2020.  This test identifies a new sub-group of ovarian cancer patients with tumors that have abnormal c-Met and HER2 signaling activity.   These findings suggest that a significant sub-group of ovarian cancer patients may respond to treatment with a combination of ErbB and c-Met inhibitors.  Nearly 14,000 women a year die from ovarian cancer, a disease that has less than a 50% five-year survival rate and a limited range of targeted therapy options.  There is thus a significant unmet need for additional therapeutic options for ovarian cancer patients.  As a companion diagnostic, our CELsignia test for ovarian cancer will be intended to help pharmaceutical companies obtain new drug indications and expand treatment options for this challenging tumor type.  We are currently in discussions with pharmaceutical companies about collaborating on future clinical trials.

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

Our overall commercialization strategy is to develop diagnostics that expand the patient population eligible for targeted therapies. In furtherance of this strategy, we will seek collaborations with pharmaceutical companies to field clinical trials to advance the clinical development of their targeted therapies with the eventual goal of obtaining FDA approval of a new drug indication. Collaborations are expected to involve initially Phase I or Phase II interventional clinical trials to evaluate the efficacy of our collaboration partners’ targeted therapies on patients selected with one of our CELsignia tests. These trials would not be intended to separately evaluate the CELsignia tests, whether as standalone tests or companion diagnostics. While FDA approval or clearance is not currently required for CELsignia tests offered as a stand-alone laboratory developed test, if we are partnered with a drug company to launch a CELsignia test as a companion diagnostic for a new drug indication, we would be required to obtain premarket approval, or PMA, in conjunction with the pharmaceutical company seeking a new drug approval for the matching therapy.

We are currently collaborating on five Phase II clinical trials to evaluate the efficacy of our collaboration partners’ targeted therapies in patients selected with one of our CELsignia tests. The goal of these trials is to support the development of five potential new drug indications to treat patient groups found responsive by our CELsignia test to their approved targeted therapies. These clinical trials include:

•	FACT-1 Clinical Trial to Evaluate Efficacy of Genentech’s HER2 Targeted Therapies – We are collaborating with NSABP Foundation, Inc. (“NSABP”) and Genentech, Inc. (“Genentech”) to evaluate the efficacy and safety of Genentech’s drugs, Herceptin (trastuzumab) and Perjeta (pertuzumab), and chemotherapy in breast cancer patients selected with our CELsignia test. Based on NSABP’s updated estimates of patient enrollment rates to reflect the impact of COVID-19, interim results are expected in late 2021 or early 2022 and final results approximately nine months later. The goal is to demonstrate that patients who have an abnormal HER2 signaling pathway, as identified by our CELsignia test, respond to treatment with a matching targeted therapy.

•	FACT-2 Clinical Trial to Evaluate Efficacy of Puma’s HER2 Targeted Therapy – We are collaborating with Puma Biotechnology, Inc. (“Puma”) and West Cancer Center to conduct a Phase II single-arm interventional trial to evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and chemotherapy in breast cancer patients selected with our CELsignia test. Based on West Cancer Center’s updated estimates of patient enrollment rates to reflect the impact of COVID-19, interim results are expected in late 2021 or early 2022 and final results approximately nine months later. The goal of the trial is to demonstrate that triple-negative breast cancer patients who have a hyperactive HER2 signaling tumor, as identified by the CELsignia test, respond to treatment with Nerlynx, a matching HER2 therapy.

•	FACT-3 Clinical Trial to Evaluate Efficacy of Pfizer’s pan-HER and c-Met Targeted Therapies – In January 2021, we announced a clinical trial collaboration with Sarah Cannon Research Institute and Pfizer to conduct a Phase II clinical trial. This open-label Phase II trial will evaluate the efficacy and safety of two Pfizer targeted therapies, Vizimpro (dacomitinib), a pan-HER inhibitor, and Xalkori (crizotinib), a c-Met inhibitor, in previously treated metastatic HER2-negative breast cancer patients selected with our CELsignia Multi-Pathway Activity Test. Based on the Sarah Cannon Research Institute’s estimates of patient enrollment rates, interim results are expected 12-15 months after the protocol is activated and final results 12-15 months later. We expect enrollment to begin in the third quarter of 2021. The goal of the trial is to demonstrate that previously treated HER2-negative metastatic breast cancer patients who have hyperactive HER2 and c-Met signaling tumors, as identified by the CELsignia test, respond to treatment with Vizimpro in combination with Xalkori.

•	FACT-4 Clinical Trial to Evaluate Efficacy of Puma’s HER2 Targeted Therapy – In December 2020, we announced a clinical trial collaboration with Massachusetts General Hospital and Puma, a biopharmaceutical company, to conduct a Phase II clinical trial. This open-label Phase II trial will evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and Faslodex (fulvestrant), an AstraZeneca drug, in previously treated metastatic HR-positive (HR+), HER2-negative breast cancer patients selected with our CELsignia HER2 Pathway Activity Test. Based on Massachusetts General Hospital’s estimates of patient enrollment rates, we expect to obtain interim results 12-15 months after the protocol is activated and final results 12 to 15 months later. We expect enrollment to begin in the third quarter of 2021. The goal of the trial is to demonstrate that previously treated HR+, HER2-negative metastatic breast cancer patients who have hyperactive HER2 signaling tumors, as identified by the CELsignia test, respond to treatment with Nerlynx in combination with Faslodex, a hormonal therapy that targets the estrogen receptor.

•	FACT-6 Clinical Trial to Evaluate Efficacy of Novartis’s c-Met Inhibitor and Puma’s pan-HER Inhibitor – In March 2021, we announced a clinical trial collaboration with MD Anderson, Novartis AG, and Puma, to conduct a Phase I/II clinical trial. This open-label Phase I/II trial will evaluate the efficacy and safety of Novartis’ c-Met inhibitor, Tabrecta (capmatinib), and Puma’s pan-HER inhibitor, Nerlynx (neratinib), in previously treated metastatic HER2-negative breast cancer patients selected with our CELsignia Multi-Pathway Activity Test. Based on MD Anderson’s estimates of patient enrollment rates, we expect to obtain interim results 12-15 months after the protocol is activated and final results 12-15 months later. We expect enrollment to begin in the third quarter of 2021. The goal of the trial is to demonstrate that previously treated HER2-negative metastatic breast cancer patients who have hyperactive HER2 and c-Met signaling tumors, as identified by the CELsignia test, respond to treatment with Tabrecta in combination with Nerlynx.

Therapeutic (Rx) Product Development

Gedatolisib

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

Four different classes of targeted therapies are currently used to treat ER+/HER2- tumors - endocrine-based therapies, CDK4/6 inhibitors, PI3K inhibitors and mTOR inhibitors. Each of the CDK4/6 inhibitors, PI3K inhibitors and mTOR inhibitors are generally used to respond to the related mechanisms of resistance to endocrine therapy, namely, activation of the CDK4/6, PI3K and mTOR pathways. These drugs generated revenues of over $8 billion globally in 2020.

 As specifically relates to gedatolisib, activation of the PI3K/mTOR pathway has been implicated in a wide variety of human cancers, involving either activating mutations, or other unknown drivers of pathway amplification. These include cancers of the breast, prostate, endometrial, colon, rectum, and lung, among others.

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

Isoform-specific PI3K inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with isoform-specific inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis still leads to challenging toxicities. The experience with an FDA approved oral p110-α specific inhibitor, Piqray, illustrates the challenge. In its Phase 3 pivotal trial Piqray was found to induce a Grade 3 or 4 adverse event (AE) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued treatment. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 10% discontinued treatment.

Clinical Experience with Gedatolisib

As of January 11, 2021, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

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

At the MTD, the majority of patients enrolled in the MTD group experienced only grade 1 treatment-related adverse events (AEs). Grade 3 treatment-related adverse events were noted in 23.8% of patients, and the most frequently reported included mucosal inflammation and stomatitis (7.1%), increased alternative lengthening of telomeres (ALT) (7.1%), and increased aspartate aminotransferase (AST) (4.8%). No treatment-related AEs of grade 4 or 5 severity were reported at any dose level.

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

A preliminary analysis for the 103 patients enrolled in the expansion portion of the Phase 1b clinical trial, as of the database cutoff date of January 11, 2021, showed:

•	Efficacy analysis for all arms in aggregate:

	○	60% objective response rate (ORR): 53 of the 88 evaluable patients had either a confirmed or unconfirmed partial response, or PR (48 confirmed, 5 unconfirmed).

	○	75% clinical benefit rate (CBR): 66 of the 88 evaluable patients had either a confirmed PR or had stable disease for 24 weeks.

•	Best responses, as measured by RECIST v1.0, are shown in the following chart. The dotted line represents the cutoff for PR (defined as a 30% reduction from baseline).

•	Preliminary safety analysis:

	○	For all arms in aggregate, all patients experienced at least one Grade 1 or Grade 2 treatment-emergent adverse event. The most commonly reported adverse events regardless of grade and occurring in at least 30% of patients included stomatitis (81%), neutropenia (80%), nausea (75%), fatigue (68%), dysgeusia (46%), vomiting (45%), anemia (40%), diarrhea (34%), decreased appetite (32%), leukopenia (32%).

	○	For all arms in aggregate, the Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (67%), stomatitis (27%) and rash (20%). Neutropenia is a known class effect of CDK4/6 inhibitors. Stomatitis was reversible in most patients with a steroidal mouth rinse. All grades of treatment-related adverse events related to hyperglycemia was reported in 22% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in 10% of patients.

	○	For the patients in Arm D, who received the recommended phase two dose, Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (67%) stomatitis and (22%). All grades of treatment-related adverse events related to hyperglycemia was reported in 22% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in 7% of patients.

	○	As of the cutoff date, 22 patients were continuing to receive gedatolisib in combination with the other study drugs, 17 of whom have been on study treatment for more than two years.

•	Preliminary best overall response data for each arm is presented in the table below:

Arm (evaluable patients)	A (N=24)	B (N=12)	C (N=27)	D (N=25)
Patients	1L: CDKi-Naïve	2L+: CDKi-naïve	2L/3L: CDKi-pretreated	2L/3L: Immediately prior CDKi
Overall Response Rate (evaluable patients)	83%	75%[1]	33%[2]	60%[3]
Clinical Benefit Rate (evaluable patients)	92%	92%	48%	76%

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

Duration of Treatment

Impact of COVID-19 on our Business

Health and Safety

To help protect the health and safety of our employees, suppliers and collaborators, we took proactive, aggressive action from the earliest signs of the outbreak. We enacted rigorous safety measures in our laboratory and administrative offices, including implementing social distancing protocols, allowing working from home for those employees that do not need to be physically present in a lab to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We expect to continue with these measures until the COVID-19 pandemic is better contained and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, suppliers, and collaborators.

Clinical Trials and Collaborations

As a result of the COVID-19 pandemic, governmental authorities implemented numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns.  While many of these measures have been relaxed in recent months, new variants of the coronavirus, such as the delta variant, appear likely to cause new or former protective measures to be reconsidered. As we continue to advance our clinical trial collaborations, we are in close contact with our current clinical sponsors, and principal investigators, as well as prospective pharmaceutical company and clinical collaborators, to assess the impact of COVID-19 on our trial enrollment timelines and collaboration discussions. Based on delays in the enrollment of patients in our ongoing clinical trials due to the pandemic, we now expect interim results from the FACT-1 and FACT-2 trials to be delayed until late 2021 or early 2022 and final results approximately nine months later.  As the impact of COVID-19 on our industry becomes clearer, we may need to reassess the timing of our anticipated clinical milestones.  Prospective clinical trial collaborations with pharmaceutical companies and sponsors may also be delayed but the impact on the timing of finalizing agreements is not yet known.

Research and Development

While our facility currently remains operational, the evolving measures to try to contain the virus have impacted and may further impact our workforce and operations, as well as those of our vendors and suppliers. Our laboratory remains operational as of this date, but, in response to the COVID-19 pandemic, we have implemented protective policies that reduce the number of research and development staff operating in our laboratory at any one time. However, in light of the focus of healthcare providers and hospitals on fighting the virus, several of the clinical sites that provide us tumor tissue for research have halted this service, reducing the number of new tumor tissue specimens we would typically expect to receive. These various constraints may slow or diminish our research and development activities, particularly if the pandemic continues to experience rising infections from the delta variant of the coronavirus or otherwise.  In addition, cancer research-related industry meetings, such as the American Association for Cancer Research (AACR), were previously delayed for several months and could be again in the future as a result of the virus.  So far, our submissions to present research results at these meetings have been  accepted, but the release of the results have been postponed in conjunction with the delayed meeting schedules. We cannot be certain as to whether these types of delays will continue and what the impact will be on our ability to present research results in the future.

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended June 30, 2021 and 2020, we reported a net loss of approximately $14.0 million and $2.2 million, respectively, and for the six months ended June 30, 2021 and 2020, we reported a net loss of approximately $16.8 million and $4.4 million, respectively.  As of June 30, 2021, we had an accumulated deficit of approximately $43.1 million. As of June 30, 2021, we had cash and cash equivalents of approximately $41.6 million.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation related to our executive, finance and support functions. Other general and administrative expenses include professional fees for auditing, tax, and legal services associated with being a public company, director and officer insurance, investor relations and travel expenses for our general and administrative personnel.

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

Interest Expense

Interest expense is primarily due to a loan agreement and finance lease obligations.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$13,070,108	$1,766,227	$11,303,881	640%
General and administrative	573,360	447,714	125,646	28
Total operating expenses	13,643,468	2,213,941	11,429,527	516
Loss from operations	(13,643,468)	(2,213,941)	(11,429,527)	516

Other income (expense)
Interest expense	(391,187)	(31)	(391,156)	n/a
Interest income	1,803	11,983	(10,180)	(85)
Loss on sale of fixed assets	-	-	-	n/a
Other income (expense), net	(389,384)	11,952	(401,336)	(3,358)
Net loss before income taxes	(14,032,852)	(2,201,989)	(11,830,863)	537
Income tax benefits	-	-	-	-
Net loss	$(14,032,852)	$(2,201,989)	$(11,830,863)	537%

	Six Months Ended
	June 30,		Increase (Decrease)
	2021	2020	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$15,306,451	$3,613,641	$11,692,810	324%
General and administrative	1,128,787	911,113	217,674	24
Total operating expenses	16,435,238	4,524,754	11,910,484	263
Loss from operations	(16,435,238)	(4,524,754)	(11,910,484)	263
Other income (expense)
Interest expense	(391,210)	(64)	(391,146)	n/a
Interest income	2,191	75,834	(73,643)	(97)
Gain on sale of fixed assets	(263)	-	(263)	n/a
Other income (expense), net	(389,282)	75,770	(465,052)	(614)
Net loss before income taxes	(16,824,520)	(4,448,984)	(12,375,536)	278
Income tax benefits	-	-	-	-
Net loss	$(16,824,520)	$(4,448,984)	$(12,375,536)	278%

Research and Development

Our research and development expenses for the three months ended June 30, 2021 were approximately $13.07 million, representing an increase of approximately $11.30 million, or 640%, compared to the same period in 2020.  The increase primarily resulted from a $10.0 million upfront license fee related to the execution of the Pfizer license agreement, which included $5.0 million of non-cash expense for the issuance of common stock. Compensation related expenses accounted for a $0.61 million increase, including approximately $0.06 million of non-cash stock-based compensation, to support development of our CELsignia platform and the development of gedatolisib. In addition, other research and development expenses increased $0.69 million due to clinical validation and laboratory studies, legal fees related to patent prosecution and operational and business development activities.

Our research and development expenses for the six months ended June 30, 2021 were approximately $15.31 million, representing an increase of approximately $11.69 million, or 324%, compared to the same period in 2020.  The increase primarily resulted from a $10.0 million upfront license fee related to the execution of the Pfizer license agreement, which included $5.0 million of non-cash expense for the issuance of common stock. Compensation related expenses accounted for a $0.71 million increase, including approximately $0.03 million of non-cash stock-based compensation, to support development of our CELsignia platform and the development of gedatolisib. In addition, other research and development expenses increased $0.98 million due to clinical validation and laboratory studies, legal fees related to patent prosecution and operational and business development activities.

 Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to discover new cancer sub-types, develop and validate additional CELsignia tests to diagnose such sub-types and develop gedatolisib. We also expect to incur increased expenses to support companion diagnostic business development activities with pharmaceutical companies as we develop additional CELsignia tests and initiate a clinical trial for gedatolisib.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2021 were approximately $0.57 million, representing an increase of approximately $0.13 million, or 28%, compared to the same period in 2020. The increase primarily resulted from a $0.05 million increase in non-cash stock-based compensation. In addition, other general and administrative expenses increased $0.08 million due to professional fees associated with being a public company and director and officer insurance.

Our general and administrative expenses for the six months ended June 30, 2021 were approximately $1.13 million, representing an increase of approximately $0.22 million, or 24%, compared to the same period in 2020. The increase primarily resulted from a $0.08 million increase in non-cash stock-based compensation. In addition, other general and administrative expenses increased $0.14 million due to professional fees associated with being a public company and director and officer insurance.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELsignia tests and gedatolisib, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three months and six months ended June 30, 2021 was $0.4 million and represents an increase of $0.4 million compared to the same periods in 2020. The increase is due to the loan agreement that was executed in April 2021 and includes $0.17 million of non-cash interest expense.

Interest Income

Interest income for the three months and six months ended June 30, 2021 represents a decrease of approximately $0.01 and $0.07 million, respectively, compared to the same period in 2020. This decrease was primarily the result of lower market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through June 30, 2021, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively.  On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses.  On June 5, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley, FBR, Inc (the “ATM Agreement”). The ATM Agreement allowed us to sell shares of common stock up to an aggregate offering price of $10.0 million. Through June 30, 2021, we generated approximately $0.09 million of additional cash through sales pursuant to the ATM Agreement, after taking into account commissions and offering expenses. On February 26, 2021, we completed a follow-on offering of our common stock, which generated approximately $25.8 million of additional cash after taking into account underwriting discounts and offering expenses. In conjunction with the follow-on offering, the ATM Agreement was terminated. On April 8, 2021, we entered into a loan agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), whereby Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan to be funded upon our request no later than March 31, 2022, and (iii) a $5 million term C loan to be funded upon our request no later than March 31, 2023. Funding of the term B and C loan is subject to our ability to achieve certain milestones.

Cash from these capital raising activities has been our primary source of funds for our operations since inception.  As of June 30, 2021, our cash and cash equivalents were approximately $41.6 million, and we had an accumulated deficit of approximately $43.1 million. Our cash and cash equivalents does not include the proceeds of a follow-on offering that we completed on July 1, 2021, whereby we generated gross proceeds of approximately $56.3 million before deducting underwriting discounts of approximately $3.4 million and offering expenses of approximately $0.1 million.

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

Cash Flows

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)
Net cash provided by (used in):
Operating activities	$(10,139,253)	$(3,389,646)
Investing activities	(57,397)	(66,589)
Financing activities	40,197,362	151,792
Net increase (decrease) in cash and cash equivalents	$30,000,712	$(3,304,443)

Operating Activities

Net cash used in operating activities was approximately $10.14 million for the six months ended June 30, 2021 and consisted primarily of a net loss of approximately $16.82 million, offset by non-cash expense items of approximately $6.34 million and working capital changes of $0.34 million. Non-cash expense items of approximately $6.34 million primarily consisted of $5.0 million for issuance of common stock related to a license agreement, $0.99 million of stock-based compensation expense, depreciation expense of $0.18 million and non-cash interest expense of $0.17 million. The approximately $0.34 million of working capital changes was primarily due to an increase in accounts payable and a decrease in accrued expenses. The net cash used in operating activities was approximately $3.39 million for the six months ended June 30, 2020 and consisted primarily of a net loss of approximately $4.45 million and working capital changes of approximately $0.02 million, offset by non-cash expense items of approximately $1.08 million. Non-cash expense items of approximately $1.08 million primarily consisted of $0.89 million of stock-based compensation expense and depreciation expense of $0.19 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was approximately $0.06 million and consisted of purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2020 was approximately $0.07 million and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $40.20 million. The $40.20 million primarily consisted of $25.77 million from net proceeds from the sale of shares of our common stock through a follow-on offering and $14.35 million from net proceeds related to the closing of a loan agreement. The remaining $0.08 million was the result of proceeds from the exercise of common stock warrants and employee stock options and proceeds from employee stock purchases. The net cash used by financing activities for the six months ended June 30, 2020 was approximately $0.15 million and primarily reflects net proceeds from the sale of shares of our common stock through the ATM Agreement and employee stock purchases.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

From time-to-time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed in Note 2 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the SEC on September 20, 2017.  From the Effective Date through June 30, 2021, we have used approximately $17.5 million in furtherance of our planned use of proceeds, which includes funding additional research and development for discovery of new cancer sub-types and development and validation of new CELsignia tests; clinical trials to support clinical claims; development of operational processes and capital expenditures; and working capital and other general corporate purposes.

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

10.1

Underwriting Agreement, dated June 28, 2021, between the Company, Jefferies LLC and Cowen and Company, LLC, incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021.

10.2*	Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP.

10.3*+	License Agreement, dated April 8, 2021, by and between the Company and Pfizer, Inc.

10.4*	Second Amendment to Lease, dated July 19, 2021, by and between the Company and West Glen Development I, LLC.

10.5*+	Amendment to License Agreement, dated May 6, 2021, by and between the Company and Pfizer, Inc.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________

*       Filed herewith.

**     Furnished herewith.

+       Certain portions have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2021	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

