Form 10-Q
period 2021-09-30
Celcuity Inc.
filed 2021-11-09
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On November 1, 2021 there were 14,913,889 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$90,366,812	$11,637,911
Deposits	22,009	22,009
Deferred transaction costs	-	-
Payroll tax receivable	356,309	190,000
Prepaid assets	437,351	317,040
Total current assets	91,182,481	12,166,960
Property and equipment, net	365,533	558,876
Operating lease right-of-use assets	289,586	230,911
Total Assets	$91,837,600	$12,956,747
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$1,746,425	$217,377
Finance lease liabilities	5,840	5,810
Operating lease liabilities	190,458	187,518
Accrued expenses	879,851	774,612
Total current liabilities	2,822,574	1,185,317
Finance lease liabilities	3,916	8,299
Operating lease liabilities	108,915	60,861
Note payable, non-current	14,427,809	-
Total Liabilities	17,363,214	1,254,477
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized; 14,905,898 and 10,299,822 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	14,906	10,300
Additional paid-in capital	123,632,827	38,013,551
Accumulated deficit	(49,173,347)	(26,321,581)
Total Stockholders’ Equity	74,474,386	11,702,270
Total Liabilities and Stockholders’ Equity	$91,837,600	$12,956,747

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating expenses:

Research and development	$4,960,515	$1,962,610	$20,266,965	$5,576,250
General and administrative	639,271	517,465	1,768,058	1,428,578
Total operating expenses	5,599,786	2,480,075	22,035,023	7,004,828
Loss from operations	(5,599,786)	(2,480,075)	(22,035,023)	(7,004,828)

Other income (expense)
Interest expense	(433,072)	(28)	(824,283)	(93)
Interest income	5,612	5,805	7,803	81,639
Loss on sale of fixed assets	-	-	(263)	-
Other income (expense), net	(427,460)	5,777	(816,743)	81,546
Net loss before income taxes	(6,027,246)	(2,474,298)	(22,851,766)	(6,923,282)
Income tax benefits	-	-	-	-
Net loss	$(6,027,246)	$(2,474,298)	$(22,851,766)	$(6,923,282)

Net loss per share, basic and diluted	$(0.41)	$(0.24)	$(1.78)	$(0.67)

Weighted average common shares outstanding, basic and diluted	14,877,619	10,273,567	12,867,484	10,262,636

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three Months and Nine Months Ended September 30, 2021

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2020	10,299,822	$10,300	$38,013,551	$(26,321,581)	$11,702,270
Stock-based compensation	-	-	449,098	-	449,098
Exercise of common stock warrants	1,185	1	11,256	-	11,257
Exercise of common stock options, net of shares withheld for exercise price	12,707	13	(13)	-	-
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	1,971,100	1,971	25,766,522	-	25,768,493
Issuance of common stock in an at-the-market (“ATM”) offering	3,082	3	38,959	-	38,962
Issuance costs associated with ATM offering	-	-	(3,868)	-	(3,868)
Net loss	-	-	-	(2,791,668)	(2,791,668)
Balance at March 31, 2021 (unaudited)	12,287,896	$12,288	$64,275,505	$(29,113,249)	$35,174,544
Stock-based compensation	2,964	3	540,314	-	540,317
Employee stock purchases	5,496	6	25,811	-	25,817
Exercise of common stock options, net of shares withheld for exercise price	9,136	9	36,850	-	36,859
Issuance of common stock warrants, note payable	-		289,839	-	289,839
Issuance of common stock, licensing agreement	349,406	349	4,999,651	-	5,000,000
Net loss	-	-	-	(14,032,852)	(14,032,852)
Balance at June 30, 2021 (unaudited)	12,654,898	$12,655	$70,167,970	$(43,146,101)	$27,034,524
Stock-based compensation	-	-	699,916	-	699,916
Exercise of common stock options, net of shares withheld for exercise price	1,000	1	5,099	-	5,100
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	2,250,000	2,250	52,759,842	-	52,762,092
Net loss	-	-	-	(6,027,246)	(6,027,246)
Balance at September 30, 2021 (unaudited)	14,905,898	$14,906	$123,632,827	$(49,173,347)	$74,474,386

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three Months and Nine Months Ended September 30, 2020

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2019	10,253,988	$10,254	$36,134,723	$(16,847,406)	$19,297,571
Stock-based compensation	-	-	464,649	-	464,649
Net loss	-	-	-	(2,246,995)	(2,246,995)
Balance at March 31, 2020 (unaudited)	10,253,988	10,254	36,599,372	(19,094,401)	17,515,225
Stock-based compensation	15,686	16	423,177	-	423,193
Employee stock purchases	4,678	4	23,893	-	23,897
Issuance of common stock in an at-the-market (“ATM”) offering	14,901	15	154,127	-	154,142
Issuance costs associated with ATM offering	-	-	(52,110)	-	(52,110)
Net loss	-	-	-	(2,201,989)	(2,201,989)
Balance at June 30, 2020 (unaudited)	10,289,253	10,289	37,148,459	(21,296,390)	15,862,358
Stock-based compensation	-	-	448,947	-	448,947
Issuance costs associated with ATM offering	-	-	(75,032)	-	(75,032)
Net loss	-	-	-	(2,474,298)	(2,474,298)
Balance at September 30, 2020 (unaudited)	10,289,253	$10,289	$37,522,374	$(23,770,688)	$13,761,975

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,851,766)	$(6,923,282)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	240,206	287,701
Stock-based compensation	1,689,331	1,336,789
Issuance of common stock, licensing agreement	5,000,000	-
Amortization of debt issuance costs and discount	173,361	-
PIK interest	196,348	-
Loss on sale of fixed assets	263	-
Changes in operating assets and liabilities:
Payroll tax receivable	(166,309)	-
Prepaid assets and deposits	(120,311)	170,990
Accounts payable	1,553,381	(64,657)
Accrued expenses	105,239	172,554
Non-cash operating lease, net	(7,681)	(18,533)
Net cash used for operating activities	(14,187,938)	(5,038,438)

Cash flows from investing activities:
Purchases of property and equipment	(71,959)	(75,494)
Proceeds from sale of property and equipment	500	-
Net cash used for investing activities	(71,459)	(75,494)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	11,257	-
Proceeds from exercise of employee stock options	41,959	-
Proceeds from employee stock purchases	25,817	23,897
Proceeds from follow-on offering, net of underwriting discounts and offering costs	78,530,585	-
Proceeds from note payable, net of debt issuance costs and discount of $652,061	14,347,939	-
Gross proceeds from an ATM offering	38,962	154,142
Payments for secondary registration statement costs	(3,868)	(98,399)
Payments for finance leases	(4,353)	(4,323)
Net cash provided by financing activities	92,988,298	75,317
Net change in cash and cash equivalents	78,728,901	(5,038,615)

Cash and cash equivalents:
Beginning of period	11,637,911	18,735,002
End of period	90,366,812	$13,696,387

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$-	$7,714
Issuance of common stock warrants and final fee recognized as discount to note payable	$964,839	$-

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Nine Months Ended September 30, 2021 and 2020)

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

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2020 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company’s early adoption of this accounting standard on April 8, 2021, in conjunction with the closing of a loan agreement, did not have an impact on the Company’s financial statements and related disclosures.

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

For the three and nine months ended September 30, 2021 and 2020, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 1,184,721 and 810,725 shares of common stock, respectively, warrants to purchase 378,442 and 353,585 shares of common stock, respectively, and 2,964 and 15,686 shares of restricted common stock, respectively.

4. Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In September 2017, the Company entered into a non-cancelable operating lease agreement for building space. The new lease commenced, and the Company moved to the facility in May 2018, in conjunction with the termination of its then existing lease. Rent expense is recorded on a straight-line basis over the lease term. In July 2020 the Company signed an amendment to extend this lease through April 30, 2022. The lease amendment provides for monthly rent, real estate taxes and operating expenses. As a result of the lease amendment, the Company recorded an incremental $197,211 in the operating right-of-use (“ROU”) asset and lease liability. In July 2021, the Company signed the second amendment to extend this lease through April 30, 2023. This amendment provides for monthly rent, real estate taxes and operating expenses. The Company recorded an incremental $193,517 in the operating right-of-use (“ROU”) asset and lease liability pertaining to this amendment. The second amendment also includes the option to extend the term for one additional year. The option to extend is at the Company’s discretion and because the Company has not determined if the option to extend will be exercised, the extended lease term is not included in the ROU assets and lease liabilities. The Company regularly evaluates the renewal options and when it is reasonably certain of exercise, the Company will include the renewal period in its lease term.

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

Supplemental balance sheet information consisted of the following at September 30, 2021:

Operating Lease
Right-of-use assets	$289,586

Operating lease liability	$299,373
Less: short term portion	(190,458)
Long term portion	$108,915

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(19,288)
Net book value of property and equipment under finance lease	$9,644

Finance lease liability	$9,756
Less: short term portion	(5,840)
Long term portion	$3,916

Maturity analysis under lease agreements consisted of the following as of September 30, 2021:

	Operating Leases	Finance Leases
2021	$48,705	$1,814
2022	201,099	7,255
2023	68,080	3,023
Total minimum lease payments	317,884	12,091
Less: Present value discount	(18,511)	(59)
Less: Amount representing services	–	(2,277)
Present value of net minimum lease payments	$299,373	$9,756

	Remaining Lease Term	Discount Rate
Weighted Average
Operating lease	1.6 years	6.0%
Finance lease	1.7 years	1.0%

Lease costs for the period ended September 30, 2021:

	Three-month Period	Nine-month Period

Operating lease cost	$47,575	$136,732
Finance lease cost:
Amortization	1,447	4,340
Interest	18	63
Variable lease cost	19,869	59,607
	$68,909	$200,742

Supplemental cash flow information related to leases for the period ended September 30, 2021:

	Three-month Period	Nine-month Period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$68,574	$204,021
Operating cash outflow from finance leases	19	63
Financing cash outflow from finance leases	1,454	4,353
	$70,047	$208,437

Clinical Research Studies

The Company enters into contracts in the normal course of business for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. The Company currently has six Phase II clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company is continuing a Phase I study – B2151009 related to gedatolisib. Timing of milestone payments are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material.

5. Stockholders’ Equity

On July 1, 2021, the Company completed a follow-on offering whereby it sold 2,250,000 shares of common stock at a public offering price of $25.00 per share. The offering generated approximately $56.3 million before deducting underwriting discounts of approximately $3.4 million and offering expenses of approximately $0.1 million.

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

As of the nine months ended September 30, 2021, the Company sold 3,082 shares of common stock pursuant to the ATM Agreement, at an average selling price of $12.64 per share.

On February 23, 2021, in conjunction with the Company’s follow-on offering, the ATM Agreement was terminated.

6. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30:

	2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	849,949	$9.33	585,215	$14.37
Granted	402,550	23.04	238,762	6.67
Exercised	(40,620)	7.26	-	-
Forfeited	(27,158)	19.07	(13,252)	11.54
Balance at September 30	1,184,721	$13.84	810,725	$9.29

Options exercisable at September 30:	560,915	$9.45	371,550	$10.28

Weighted Average Grant Date Fair Value for options granted during the period:		$15.28		$4.29

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2021:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,184,721	8.01	$13.84	$7,414,546	560,915	$9.45	5,162,976

The Company recognized stock-based compensation expense for stock options of $673,022 and $410,544 for the three months ended September 30, 2021 and 2020, respectively and $1,611,575 and $1,275,481 for the nine months ended September 30, 2021 and 2020, respectively. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect on stock-based compensation was $12,602 and $19,000 for the three months ended September 30, 2021 and 2020, respectively and $34,396 and $70,000 for the nine months ended September 30, 2021 and 2020. The effect on stock-based compensation over the remaining service period will be approximately $97,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the nine months ended September 30:

	2021	2020
Risk-free interest rate	0.63% - 1.16%	0.35% - 1.66%
Expected volatility	76.6% - 76.9%	73.3% - 77.1%
Expected life (years)	5.0 to 6.08	5.5 to 6.12
Expected dividend yield	0%	0%

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

The Company had 2,964 and 15,686 shares of restricted stock outstanding as of September 30, 2021 and 2020, respectively, and 0 shares of restricted stock vested during the three months ended September 30, 2021 and 2020. The Company recognized stock-based compensation expense for restricted stock of $20,792 and $20,904 for the three months ended September 30, 2021 and 2020, respectively and $59,359 and $31,815 for the nine months ended September 30, 2021 and 2020, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,540 shares on January 1, 2020 and by 102,998 shares on January 1, 2021 and will increase automatically on January 1 of each of 2022 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. At the Annual Meeting held on May 12, 2021, the stockholders approved a one-time, 500,000 increase to the number of shares reserved for issuance under the 2017 Plan. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for grant under the Company’s 2017 Plan as of September 30, 2021 was 423,564.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2021	$767,915
2022	2,681,394
2023	1,967,574
2024	1,492,473
2025	581,225
Total estimated compensation cost to be recognized	$7,490,581

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $6,102 and $17,499 for the three months ended September 30, 2021 and 2020, respectively and $18,397 and $29,493 for the nine months ended September 30, 2021 and 2020, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,270 shares on January 1, 2020 and 51,499 shares on January 1, 2021 and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of September 30, 2021 was 158,214.

The Company recognized total stock-based compensation expense as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense in operating expenses:
Research and development	$434,597	$254,537	$1,017,855	$813,099
General and administrative	265,319	194,410	671,476	523,690
Total	$699,916	$448,947	$1,689,331	$1,336,789

7. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender. The Lender agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan to be funded upon request of the Company no later than March 31, 2022, and (iii) a $5 million term C loan to be funded upon request of the Company no later than March 31, 2023 (collectively the “Term Loans”). Funding of the term B and C loan is subject to the Company’s ability to achieve certain milestones. The Innovatus Loan Agreement is secured by a lien covering substantially all assets of the Company.

The Loan Agreement also contains certain events of default, warranties and covenants of the Company. In connection with each funding of the Term Loans, the Company is required to issue Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s stock equal to 2.5% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the lower of (i) $14.40 per share or (ii) the volume weighted price per share of the Company’s stock for the five-trading day period ending on the last trading day immediately preceding the funding date of the Term B or Term C Loan, as applicable. The warrants may be exercised on a cashless basis and are immediately exercisable through the tenth anniversary of the applicable funding date. In connection with the first tranche of the Term Loans, the Company issued a warrant to Innovatus to purchase 26,042 shares of the Company’s common stock at an exercise price of $14.40 per share. The Company evaluated the warrant under ASC 470, debt, and recognized an additional debt discount of approximately $0.3 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the warrant using the Black-Scholes model. The Company is also required to maintain a minimum cash balance in agreement with the term loans’ default terms.

The Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on the fifth anniversary of the initial funding date and will bear interest at a rate equal to sum of (a) the greater of (i) Prime Rate (as defined in the Loan Agreement) or (ii) 3.25%, plus (b) 5.70%. The effective interest rate is 11.36%. Additionally, the Company elected to make 2.7% of the interest rate as payable in kind, which shall accrue as principal monthly. The Company is obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded (the “Facility Fee”), and (ii) a final fee equal to 4.50% of the aggregate amount of the term loans funded (the “Final Fee”). In connection with the funding of the first tranche of the Term Loans, a final fee of approximately $0.7 million was recorded as additional principal and as a debt discount, and a facility fee of approximately $0.1 million was recorded as additional debt discount. The Company has the option to prepay the loan at any time following the first anniversary of the loan closing, with tiered prepayment fees ranging from 0 – 2% based on when the prepayment would occur.

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

In connection with the Loan Agreement and the funding of the first tranche of the Term Loans, the Company incurred debt issuance costs of approximately $0.5 million. The debt issuance costs, and the debt discount are amortized to interest expense using the effective interest method over the life of the Term Loans. The carrying value of the debt approximates fair value as of September 30, 2021.

Long-term debt consisted of the following:

September 30, 2021

Note payable	$15,000,000
Add: PIK interest (added to principal)	196,348
Add: final fee	675,000
Less: unamortized debt issuance costs	(426,877)
Less: unamortized debt discount	(1,016,662)
Total long-term debt	$14,427,809

Future principal payments, including the final fee, are as follows:

Years Ending December 31,

2024	$5,698,631
2025	7,598,174
2026	2,574,543
Total	$15,871,348

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

Supporting the development of a potential first-in-class targeted therapy for breast cancer, like gedatolisib, with our CELsignia platform is a natural extension of our strategy to use our CELsignia CDx to enable new indications for other companies’ targeted therapies. By combining companion diagnostics designed to enable proprietary new drug indications with targeted therapies that treat signaling dysregulation our CDx identifies, we believe we are uniquely positioned to improve the standard-of-care for many early and late-stage breast cancer patients. Our goal is to play a key role in the multiple treatment approaches required to treat breast cancer patients at various stages of their disease. With each program, we are:

●	Leveraging the proprietary insights CELsignia provides into live patient tumor cell function
●	Using a CELsignia CDx to identify new patients likely to respond to the paired targeted therapy
●	Developing a new targeted therapeutic option for breast cancer patients
●	Maximizing the probability of getting regulatory approval to market the targeted therapy indication

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

Four different classes of targeted therapies are currently used to treat ER+/HER2- tumors: endocrine-based therapies, CDK4/6 inhibitors, PI3K inhibitors and mTOR inhibitors. Each of the CDK4/6 inhibitors, PI3K inhibitors and mTOR inhibitors are generally used to respond to the related mechanisms of resistance to endocrine therapy, namely, activation of the CDK4/6, PI3K and mTOR pathways. These drugs generated revenues of over $8 billion globally in 2020.

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

●	Overcomes drug resistance that can occur with isoform-specific PI3K inhibitors.

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

●	Overcomes paradoxical activation of PI3K induced by mTOR inhibition.

As a potent inhibitor of mTOR, in addition to PI3K, gedatolisib, inhibits the PI3K/AKT/mTOR pathway both upstream and downstream of AKT. Furthermore, it has been demonstrated that the PI3K pathway is activated following selective mTOR inhibition by relief of normal feedback regulatory mechanisms, thus providing a compelling rationale for simultaneous inhibition of PI3K and mTOR.

●	Better tolerated by patients than oral PI3K and mTOR drugs.

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

Clinical Experience with Gedatolisib

As of September 30, 2021, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

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

A total of 138 patients with ER+/HER2- metastatic breast cancer were dosed in the clinical trial.

●	35 patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and determine the MTD of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapies. The MTD was determined to be 180 mg administered intravenously once weekly.

●	103 patients were enrolled in one of four expansion arms (A, B, C, D) to determine if the triplet combination of gedatolisib plus palbociclib and letrozole or gedatolisib plus palbociclib and fulvestrant produced a superior objective response (OR), compared to historical control data of the doublet combination (palbociclib plus endocrine therapy). All patients received gedatolisib in combination with standard doses of palbociclib and endocrine therapy (either letrozole or fulvestrant). In Arms A, B, and C, patients received an intravenous dose of 180 mg of gedatolisib once weekly. In Arm D, patients received an intravenous dose of 180 mg of gedatolisib on a four-week cycle of three weeks-on, one week-off. Objective response was determined using Response Evaluation Criteria in Solid Tumors v1.0, or RECIST v1.0.

○	Arm A: mBC with progression and no prior endocrine-based systemic therapy or a CDK4/6 inhibitor in the metastatic setting. First-line endocrine-based therapy for metastatic disease (CDK4/6 treatment naive).

○	Arm B: mBC with progression during one or two prior endocrine-based systemic therapy in the metastatic setting, with no prior therapy with any CDK inhibitor. Second- or third-line endocrine-based therapy for metastatic disease.

○	Arm C: mBC with progression during one or two prior endocrine-based systemic therapies in the metastatic setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for metastatic disease.

○	Arm D: mBC having progressed on a CDK inhibitor in combination with endocrine therapy as the most recent regimen for metastatic disease. Second- or third-line endocrine-based therapy for metastatic disease.

A preliminary analysis for the 103 patients enrolled in the expansion portion of the Phase 1b clinical trial, as of the database cutoff date of January 11, 2021, showed:

●	Efficacy analysis for all arms in aggregate:

○	60% objective response rate (ORR): 53 of the 88 evaluable patients had either a confirmed or unconfirmed partial response, or PR (48 confirmed, 5 unconfirmed).

○	75% clinical benefit rate (CBR): 66 of the 88 evaluable patients had either a confirmed PR or had stable disease for 24 weeks.

●	Best responses, as measured by RECIST v1.0, are shown in the following chart. The dotted line represents the cutoff for PR (defined as a 30% reduction from baseline).

●	Preliminary safety analysis:

○	For all arms in aggregate, all patients experienced at least one Grade 1 or Grade 2 treatment-emergent adverse event. The most commonly reported adverse events regardless of grade and occurring in at least 30% of patients included stomatitis (81%), neutropenia (80%), nausea (75%), fatigue (68%), dysgeusia (46%), vomiting (45%), anemia (40%), diarrhea (34%), decreased appetite (32%), leukopenia (32%).

○	For all arms in aggregate, the Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (67%), stomatitis (27%) and rash (20%). Neutropenia is a known class effect of CDK4/6 inhibitors. Stomatitis was reversible in most patients with a steroidal mouth rinse. All grades of treatment-related adverse events related to hyperglycemia was reported in 22% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in 10% of patients.

○	For the patients in Arm D, who received the recommended phase two dose, Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (67%) stomatitis and (22%). All grades of treatment-related adverse events related to hyperglycemia was reported in 22% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients.

○	Gedatolisib was discontinued in 7% of patients.

○	As of the cutoff date, 22 patients were continuing to receive gedatolisib in combination with the other study drugs, 17 of whom have been on study treatment for more than two years.

●	Preliminary best overall response data for each arm is presented in the table below:

Arm (evaluable patients)	A (N=24)	B (N=12)	C (N=27)	D (N=25)
Patients	1L: CDKi-naïve	2L+: CDKi-naïve	2L/3L: CDKi-pretreated	2L/3L: Immediately prior CDKi
Overall Response Rate (evaluable patients)	83%	75%[1]	33%[2]	60%[3]
Clinical Benefit Rate (evaluable patients)	92%	92%	48%	76%

1. Arm A: 20 of the 24 evaluable patients had a confirmed PR.

2. Arm B: 9 of the 12 evaluable patients had either a confirmed PR or unconfirmed PR (7 confirmed PR, 2 unconfirmed PR).

3. Arm C: 9 of the 27 evaluable patients had either a confirmed PR or unconfirmed PR (7 confirmed PR, 2 unconfirmed PR).

4. Arm D: 15 of the 25 evaluable patients had either a confirmed PR or unconfirmed PR (14 confirmed PR, 1 unconfirmed PR).

●	Preliminary progression free survival (PFS) data for each arm is presented in the table below:

Arm (enrolled patients)	A (N=31)	B (N=13)	C (N=32)	D (N=27)
Median PFS (months) (95% CI)	>29 (Not Yet Reached)	11.9 (3.7, NR)	5.1 (3.4, 7.5)	13.2 (9.0, 16.7)

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

We are supporting the advancement of new potential indications for seven different targeted therapies, controlled by other pharmaceutical companies, that would rely on a CELsignia CDx to select patients. Six Phase 2 trials are underway to evaluate the efficacy and safety of these therapies in CELsignia selected patients. These patients are not currently eligible to receive these drugs and are not identifiable with a molecular test.

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

Our third CELsignia test for breast cancer evaluates PI3K signaling in HER2-negative breast cancer tumor cells. Our internal studies demonstrate how measurement of PI3K-involved signaling may provide a more sensitive and specific method of identifying patients most likely to benefit from PI3K inhibitors than current genetic tests that measure PI3K mutations. We intend to combine these three tests to expand the CELsignia MP Test. With this next generation CELsignia test, we plan to provide an analysis of EGFR/HER1, HER2, HER3, c-MET, and PI3K-node involved signaling activity for each patient tumor specimen received.

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

We are currently collaborating on six Phase II clinical trials to evaluate the efficacy of our collaboration partners’ targeted therapies in patients selected with one of our CELsignia tests. The goal of these trials is to support the development of six potential new drug indications to treat patient groups found responsive by our CELsignia test to their approved targeted therapies. These clinical trials include:

●	FACT-1 Clinical Trial to Evaluate Efficacy of Genentech’s HER2 Targeted Therapies. We are collaborating with NSABP Foundation, Inc. (“NSABP”) and Genentech, Inc. (“Genentech”) to evaluate the efficacy and safety of Genentech’s drugs, Herceptin (trastuzumab) and Perjeta (pertuzumab), and chemotherapy in breast cancer patients selected with our CELsignia test. Based on NSABP’s updated estimates of patient enrollment rates to reflect the impact of COVID-19 and the impact in the third quarter of hospitalizations associated with the SARS-CoV-2 Delta variant, interim results are expected to be available in the second half of 2022 and final results approximately nine months later. The goal is to demonstrate that patients who have an abnormal HER2 signaling pathway, as identified by our CELsignia test, respond to treatment with a matching targeted therapy.

●	FACT-2 Clinical Trial to Evaluate Efficacy of Puma’s HER2 Targeted Therapy. We are collaborating with Puma Biotechnology, Inc. (“Puma”) and West Cancer Center to conduct a Phase II single-arm interventional trial to evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and chemotherapy in breast cancer patients selected with our CELsignia test. Based on West Cancer Center’s updated estimates of patient enrollment rates to reflect the impact of COVID-19 and the impact in the third quarter of hospitalizations associated with the SARS-CoV-2 Delta variant, interim results are expected to be available in the second half of 2022 and final results approximately nine months later. The goal of the trial is to demonstrate that triple-negative breast cancer patients who have a hyperactive HER2 signaling tumor, as identified by the CELsignia test, respond to treatment with Nerlynx, a matching HER2 therapy.

●	FACT-3 Clinical Trial to Evaluate Efficacy of Pfizer’s pan-HER and c-Met Targeted Therapies. In January 2021, we announced a clinical trial collaboration with Sarah Cannon Research Institute and Pfizer to conduct a Phase II clinical trial. This open-label Phase II trial will evaluate the efficacy and safety of two Pfizer targeted therapies, Vizimpro (dacomitinib), a pan-HER inhibitor, and Xalkori (crizotinib), a c-Met inhibitor, in previously treated metastatic HER2-negative breast cancer patients selected with our CELsignia MP Test. Based on the Sarah Cannon Research Institute’s estimates of patient enrollment rates, interim results are expected 12-15 months after the protocol is activated and final results 12-15 months later. The goal of the trial is to demonstrate that previously treated HER2-negative metastatic breast cancer patients who have hyperactive HER2 and c-Met signaling tumors, as identified by the CELsignia test, respond to treatment with Vizimpro in combination with Xalkori.

●	FACT-4 Clinical Trial to Evaluate Efficacy of Puma’s HER2 Targeted Therapy. In December 2020, we announced a clinical trial collaboration with Massachusetts General Hospital and Puma, a biopharmaceutical company, to conduct a Phase II clinical trial. This open-label Phase II trial will evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and Faslodex (fulvestrant), an AstraZeneca drug, in previously treated metastatic HR-positive (HR+), HER2-negative breast cancer patients selected with our CELsignia HER2 Pathway Activity Test. Based on Massachusetts General Hospital’s estimates of patient enrollment rates, we expect to obtain interim results 12-15 months after the protocol is activated and final results 12 to 15 months later. The goal of the trial is to demonstrate that previously treated HR+, HER2-negative metastatic breast cancer patients who have hyperactive HER2 signaling tumors, as identified by the CELsignia test, respond to treatment with Nerlynx in combination with Faslodex, a hormonal therapy that targets the estrogen receptor.

●	FACT-5 Clinical Trial to Evaluate Efficacy of Puma’s pan-HER Inhibitor and chemotherapy. In October 2021, we announced a clinical trial collaboration with University of Rochester Wilmot Cancer Center and Puma, to conduct a Phase II clinical trial. This open-label Phase II trial will evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and the chemotherapy capecitabine, in previously treated metastatic HER2-negative breast cancer patients with brain metastases selected with our CELsignia HER2 Pathway Activity Test. Based on University of Rochester Wilmot Cancer Center estimates of patient enrollment rates, we expect to obtain interim results 12-15 months after the protocol is activated and the final results 12 to 15 months later. We expect enrollment to begin by mid-2022. The goal of the trial is to demonstrate that previously treated HER2-negative metastatic breast cancer patients with brain metastases who have hyperactive HER2 signaling tumors, as identified by the CELsignia test, respond to treatment with Nerlynx in combination with capecitabine.

●	FACT-6 Clinical Trial to Evaluate Efficacy of Novartis’s c-Met Inhibitor and Puma’s pan-HER Inhibitor. In March 2021, we announced a clinical trial collaboration with MD Anderson, Novartis AG, and Puma, to conduct a Phase I/II clinical trial. This open-label Phase I/II trial will evaluate the efficacy and safety of Novartis’ c-Met inhibitor, Tabrecta (capmatinib), and Puma’s pan-HER inhibitor, Nerlynx (neratinib), in previously treated metastatic HER2-negative breast cancer patients selected with our CELsignia MP Test. Based on MD Anderson’s estimates of patient enrollment rates, we expect to obtain interim results 12-15 months after the protocol is activated and final results 12-15 months later. The goal of the trial is to demonstrate that previously treated HER2-negative metastatic breast cancer patients who have hyperactive HER2 and c-Met signaling tumors, as identified by the CELsignia test, respond to treatment with Tabrecta in combination with Nerlynx.

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

Clinical Trials and Collaborations

As a result of the COVID-19 pandemic, governmental authorities implemented numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders, and business shutdowns. While many of these measures have been relaxed in recent months, new variants of the coronavirus, such as the delta variant, appear likely to cause new or former protective measures to be reconsidered. As we continue to advance our clinical trial collaborations, we are in close contact with our current clinical sponsors, and principal investigators, as well as prospective pharmaceutical company and clinical collaborators, to assess the impact of COVID-19 on our trial enrollment timelines and collaboration discussions. Based on delays in the enrollment of patients in our ongoing clinical trials due to the increased hospitalizations associated with the SARS-CoV-2 Delta variant, we now expect interim results from the FACT-1 and FACT-2 trials to be delayed until the second half of 2022 and final results approximately nine months later. As the impact of COVID-19 on our industry becomes clearer, we may need to reassess the timing of our anticipated clinical milestones. Prospective clinical trial collaborations with pharmaceutical companies and sponsors may also be delayed but the impact on the timing of finalizing agreements is not yet known.

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

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended September 30, 2021 and 2020, we reported a net loss of approximately $6.0 million and $2.5 million, respectively, and for the nine months ended September 30, 2021 and 2020, we reported a net loss of approximately $22.9 million and $6.9 million, respectively. As of September 30, 2021, we had an accumulated deficit of approximately $49.2 million. As of September 30, 2021, we had cash and cash equivalents of approximately $90.4 million.

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

Interest Income

Interest income consists of interest income earned on our cash and cash equivalent balances.

Results of Operations

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$4,960,515	$1,962,610	$2,997,905	153%
General and administrative	639,271	517,465	121,806	24
Total operating expenses	5,599,786	2,480,075	3,119,711	126
Loss from operations	(5,599,786)	(2,480,075)	(3,119,711)	126

Other income (expense)
Interest expense	(433,072)	(28)	(433,044)	n/a
Interest income	5,612	5,805	(193)	(3)
Loss on sale of fixed assets	-	-	-	n/a
Other income (expense), net	(427,460)	5,777	(433,237)	n/a
Net loss before income taxes	(6,027,246)	(2,474,298)	(3,552,948)	144
Income tax benefits	-	-	-	-
Net loss	$(6,027,246)	$(2,474,298)	$(3,552,948)	144%

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$20,266,965	$5,576,250	$14,690,715	263%
General and administrative	1,768,058	1,428,578	339,480	24
Total operating expenses	22,035,023	7,004,828	15,030,195	215
Loss from operations	(22,035,023)	(7,004,828)	(15,030,195)	215
Other income (expense)
Interest expense	(824,283)	(93)	(824,190)	n/a
Interest income	7,803	81,639	(73,836)	(90)
Gain on sale of fixed assets	(263)	-	(263)	n/a
Other income (expense), net	(816,743)	81,546	(898,289)	n/a
Net loss before income taxes	(22,851,766)	(6,923,282)	(15,928,484)	230
Income tax benefits	-	-	-	-
Net loss	$(22,851,766)	$(6,923,282)	$(15,928,484)	230%

Research and Development

Our research and development expenses for the three months ended September 30, 2021 were approximately $5.0 million, representing an increase of approximately $3.0 million, or 153%, compared to the same period in 2020. The increase of $3.0 million primarily resulted from expenses related to the development of gedatolisib. Employee related expenses, including consulting fees, accounted for $1.1 million of the increase. The increase of $1.1 million also included an increase of $0.2 million in non-cash stock-based compensation. The remaining increase of $1.9 million is related to clinical trials, patent legal fees and costs associated with the transfer of the gedatolisib-related activities from Pfizer to Celcuity.

Our research and development expenses for the nine months ended September 30, 2021 were approximately $20.3 million, representing an increase of approximately $14.7 million, or 263%, compared to the same period in 2020. The increase primarily resulted from a $10.0 million upfront license fee related to the execution of the Pfizer license agreement, which included $5.0 million of non-cash expense for the issuance of common stock. The remaining $4.7 million increase primarily resulted from expenses related to the development of gedatolisib. Employee related expenses, including consulting fees, accounted for a $1.8 million increase. The increase of $1.8 million also included an increase of $0.2 million in non-cash stock-based compensation. The remaining increase of $2.9 million is related to clinical trials, patent legal fees and costs associated with the transfer of the gedatolisib-related activities from Pfizer to Celcuity.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to develop gedatolisib, discover new cancer sub-types, and develop and validate additional CELsignia tests to diagnose such sub-types. We also expect to incur increased expenses to support companion diagnostic business development activities with pharmaceutical companies as we develop additional CELsignia tests and initiate a clinical trial for gedatolisib.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2021 were approximately $0.6 million, representing an increase of approximately $0.1 million, or 24%, compared to the same period in 2020. The increase primarily resulted from a $0.1 million increase in non-cash stock-based compensation.

Our general and administrative expenses for the nine months ended September 30, 2021 were approximately $1.8 million, representing an increase of approximately $0.3 million, or 24%, compared to the same period in 2020. The increase primarily resulted from a $0.1 million increase in non-cash stock-based compensation. In addition, other general and administrative expenses increased $0.2 million due to professional fees associated with being a public company and director and officer insurance.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of CELsignia tests and gedatolisib, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $0.4 million and represents an increase of $0.4 million compared to the same periods in 2020. For the nine months ended September 30, 2021, interest expense was $0.8 million and represents an increase of $0.8 million compared to the same period in 2020. The increase is due to the loan agreement that was executed in April 2021 and includes $0.2 million and $0.4 million of non-cash interest expense for the three- and nine-month periods ended September 30, 2021, respectively.

Interest Income

Interest income for the three months ended September 30, 2021 was flat compared to the same period in 2020. Interest income for the nine months ended September 30, 2021 represents a decrease of approximately $0.1 million compared to the same period in 2020. This decrease was primarily the result of lower market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through September 30, 2021, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. On June 5, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley, FBR, Inc (the “ATM Agreement”). The ATM Agreement allowed us to sell shares of common stock up to an aggregate offering price of $10.0 million. Through September 30, 2021, we generated approximately $0.1 million of additional cash through sales pursuant to the ATM Agreement, after taking into account commissions and offering expenses. On February 26, 2021, we completed a follow-on offering of our common stock, which generated approximately $25.8 million of additional cash after taking into account underwriting discounts and offering expenses. In conjunction with the follow-on offering, the ATM Agreement was terminated. On April 8, 2021, we entered into a loan agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), whereby Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan to be funded upon our request no later than March 31, 2022, and (iii) a $5 million term C loan to be funded upon our request no later than March 31, 2023. Funding of the term B and C loan is subject to our ability to achieve certain milestones. On July 1, 2021, we completed a follow-on offering of our common stock, which generated approximately $52.8 million of additional cash after taking into account underwriting discounts of approximately $3.4 million and offering expenses of approximately $0.1 million.

Cash from these capital raising activities has been our primary source of funds for our operations since inception. As of September 30, 2021, our cash and cash equivalents were approximately $90.4 million, and we had an accumulated deficit of approximately $49.2 million.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, our CELsignia platform and additional CELsignia tests, conduct research related to the discovery of new cancer sub-types, conduct clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize our CELsignia tests and gedatolisib. We expect to use cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as for the increased costs associated with being a public company.

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

Cash Flows

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)
Net cash provided by (used in):
Operating activities	$(14,187,938)	$(5,038,438)
Investing activities	(71,459)	(75,494)
Financing activities	92,988,298	75,317
Net increase (decrease) in cash and cash equivalents	$78,728,901	$(5,038,615)

Operating Activities

Net cash used in operating activities was approximately $14.2 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of approximately $22.9 million, offset by non-cash expense items of approximately $7.3 million and working capital changes of $1.4 million. Non-cash expense items of approximately $7.3 million primarily consisted of $5.0 million for issuance of common stock related to a license agreement, $1.7 million of stock-based compensation expense, non-cash interest expense of $0.4 million and depreciation expense of $0.2 million. The approximately $1.4 million of working capital changes was primarily due to an increase in accounts payable. The net cash used in operating activities was approximately $5.0 million for the nine months ended September 30, 2020 and consisted primarily of a net loss of approximately $6.9 million, adjusted for working capital changes of approximately $0.3 million and non-cash expense items of approximately $1.6 million. Non-cash expense items of approximately $1.6 million primarily consisted of $1.3 million of stock-based compensation expense and depreciation expense of $0.3 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 were flat at approximately $0.1 million consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $93.0 million. The $93.0 million primarily consisted of net proceeds from the sale of shares of our common stock through two follow-on offerings totaling $78.5 million and $14.4 million from net proceeds related to the closing of a loan agreement. The remaining $0.1 million was the result of proceeds from the exercise of common stock warrants and employee stock options and proceeds from employee stock purchases. The net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $0.1 million and primarily reflects net proceeds from the sale of shares of our common stock through the ATM Agreement and employee stock purchases.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials, including the timing of launching a Phase 2/3 clinical trial for gedatolisib; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELsignia tests and to continue to develop gedatolisib; (iii) our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests; (iv) the expected benefits of gedatolisib; (v) our expectations regarding the timeline of patient enrollment and results from clinical trials, including the existing clinical trial for gedatolisib; (vi) the future payments that may be owned to Pfizer under the license agreement; (vii) our expectations regarding partnering with pharmaceutical companies and other third parties; (viii) our expectations regarding revenue from sales of CELsignia tests and revenue from milestone or other payment sources; (ix) our plans with respect to research and development and related expenses for the foreseeable future; (x) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (xi) our expectations with respect to the CELsignia tests and the analytical capabilities and potential impact of such tests; (xii) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company; and (xiii) our expectations regarding the impact that the COVID-19 pandemic and related economic effects will have on our business and results of operations.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in the planned use of proceeds as described in our Prospectus filed with the SEC on September 20, 2017. From the Effective Date through September 30, 2021, we have used approximately $21.5 million in furtherance of our planned use of proceeds, which includes funding additional research and development for discovery of new cancer sub-types and development and validation of new CELsignia tests; clinical trials to support clinical claims; development of operational processes and capital expenditures; and working capital and other general corporate purposes.

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

4.4+	Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP., incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021.

10.1	Commercial Lease, Second Amendment to Lease, dated July 19, 2021, between West Glen Development I, LLC and Celcuity Inc., incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Certain portions have been omitted from this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2021		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

