Form 10-Q
period 2022-03-31
Celcuity Inc.
filed 2022-05-16
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO ☒

On May 9, 2022 there were 14,936,190 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$78,295,426	$84,286,381
Deposits	22,009	22,009
Deferred transaction costs	170,503	22,144
Payroll tax receivable	193,034	298,764
Prepaid assets	762,882	722,677
Total current assets	79,443,854	85,351,975
Property and equipment, net	291,076	312,444
Operating lease right-of-use assets	194,925	241,901
Total Assets	$79,929,855	$85,906,320
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$2,139,291	$1,507,099
Finance lease liabilities	5,860	5,850
Operating lease liabilities	189,267	189,858
Accrued expenses	1,216,392	802,893
Total current liabilities	3,550,810	2,505,700
Finance lease liabilities	981	2,449
Operating lease liabilities	15,328	61,771
Note payable, non-current	14,823,021	14,625,923
Total Liabilities	18,390,140	17,195,843
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value: 25,000,000 shares authorized; 14,920,302 and 14,918,887 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	14,920	14,919
Additional paid-in capital	125,386,089	124,622,405
Accumulated deficit	(63,861,294)	(55,926,847)
Total Stockholders’ Equity	61,539,715	68,710,477
Total Liabilities and Stockholders’ Equity	$79,929,855	$85,906,320

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2022	2021

Operating expenses:

Research and development	$6,696,313	$2,236,342
General and administrative	811,292	555,428
Total operating expenses	7,507,605	2,791,770
Loss from operations	(7,507,605)	(2,791,770)

Other income (expense)
Interest expense	(435,001)	(24)
Interest income	8,159	389
Loss on sale of fixed assets	-	(263)
Other income (expense), net	(426,842)	102
Net loss before income taxes	(7,934,447)	(2,791,668)
Income tax benefits	-	-
Net loss	$(7,934,447)	$(2,791,668)

Net loss per share, basic and diluted	$(0.53)	$(0.25)

Weighted average common shares outstanding, basic and diluted	14,917,187	11,072,097

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	14,918,887	$14,919	$124,622,405	$(55,926,847)	$68,710,477
Stock-based compensation	-	-	756,271	-	756,271
Exercise of common stock options, net of shares withheld for exercise price	1,415	1	7,413	-	7,414
Net loss	-	-	-	(7,934,447)	(7,934,447)
Balance at March 31, 2022 (unaudited)	14,920,302	$14,920	$125,386,089	$(63,861,294)	$61,539,715

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

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,934,447)	$(2,791,668)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	55,989	98,222
Stock-based compensation	756,271	449,098
Amortization of debt issuance costs and discount	95,012	-
PIK interest	102,086	-
Loss on sale of fixed assets	-	263
Changes in operating assets and liabilities:
Payroll tax receivable	105,730	-
Prepaid assets and deposits	(40,205)	(234,305)
Accounts payable	513,091	73,924
Accrued expenses	413,499	(113,763)
Non-cash operating lease, net	(58)	(3,276)
Net cash used for operating activities	(5,933,032)	(2,521,505)

Cash flows from investing activities:
Purchases of property and equipment	(11,635)	(30,925)
Proceeds from sale of property and equipment	-	500
Net cash used for investing activities	(11,635)	(30,425)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	-	11,257
Proceeds from exercise of employee stock options	7,414	-
Proceeds from follow-on offering, net of underwriting discounts and offering costs	-	25,814,167
Gross proceeds from an ATM offering	-	38,962
Payments for secondary registration statement costs	(52,244)	(12,016)
Payments for finance leases	(1,458)	(1,449)
Net cash (used for) provided by financing activities	(46,288)	25,850,921
Net change in cash and cash equivalents	(5,990,955)	23,298,991

Cash and cash equivalents:
Beginning of period	84,286,381	11,637,911
End of period	$78,295,426	$34,936,902
Supplemental disclosure of cash flow information:
Interest paid	$237,903	$24
Supplemental disclosures of non-cash investing and financing activities:
Offering and registration statement costs included in accounts payable	$104,237	$51,245
Property and equipment included in accounts payable	22,987	14,101

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three Months Ended March 31, 2022 and 2021)

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company seeking to extend the lives of cancer patients by pursuing an integrated therapeutic and companion diagnostic strategy. The company’s lead therapeutic candidate is gedatolisib, a potent, reversible dual inhibitor that selectively targets all Class I isoforms of PI3K and mTOR. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The company expects to initiate a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2021 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

For the three months ended March 31, 2022 and 2021, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 1,353,406 and 855,072 shares of common stock, respectively, warrants to purchase 377,652 and 352,400 shares of common stock, respectively, and 2,964 and 15,686 shares of restricted common stock, respectively.

4. Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In September 2017, the Company entered into a non-cancelable operating lease agreement for building space. The new lease commenced, and the Company moved to the facility in May 2018, in conjunction with the termination of its then existing lease. Rent expense is recorded on a straight-line basis over the lease term. In July 2020, the Company signed an amendment to extend this lease through April 30, 2022. The lease amendment provides for monthly rent, real estate taxes and operating expenses. As a result of the lease amendment, the Company recorded an incremental $197,211 in the operating right-of-use (“ROU”) asset and lease liability. In July 2021, the Company signed the second amendment to extend this lease through April 30, 2023. This amendment provides for monthly rent, real estate taxes and operating expenses. The Company recorded an incremental $193,517 in the operating right-of-use (“ROU”) asset and lease liability pertaining to this amendment. The second amendment also includes the option to extend the term for one additional year. The option to extend is at the Company’s discretion and because the Company has not determined if the option to extend will be exercised, the extended lease term is not included in the ROU assets and lease liabilities. The Company regularly evaluates the renewal options and when it is reasonably certain of exercise, the Company will include the renewal period in its lease term.

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

Supplemental balance sheet information consisted of the following at March 31, 2022:

Operating Lease
Right-of-use assets	$194,925

Operating lease liability	$204,595
Less: short term portion	(189,267)
Long term portion	$15,328

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(22,181)
Net book value of property and equipment under finance lease	$6,751

Finance lease liability	$6,841
Less: short term portion	(5,860)
Long term portion	$981

Maturity analysis under lease agreements consisted of the following as of March 31, 2022:

	Operating Leases	Finance Leases
2022	$152,394	$5,441
2023	68,080	3,023
Total minimum lease payments	220,474	8,464
Less: Present value discount	(15,879)	(30)
Less amount representing services	-	(1,593)
Present value of net minimum lease payments	$204,595	$6,841

	Remaining Lease Term	Discount Rate
Weighted Average
Operating lease	1.1 years	6.0%
Finance lease	1.2 years	1.0%

Lease costs for the period ended March 31, 2022:

Three-month period

Operating lease cost	$48,557
Finance lease cost:
Amortization	1,447
Interest	14
Variable lease cost	20,269
$70,287

Supplemental cash flow information related to leases period ended March 31, 2022:

Three-month period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$68,885
Operating cash outflow from finance leases	14
Financing cash outflow from finance leases	1,458
$70,357

Clinical Research Studies

The Company enters into contracts in the normal course of business for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. The Company currently has five Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. Contracts related to the Phase 1b study, the Expanded Access study, and the Phase 3 clinical study to date, are generally based on time and material.

5. Stockholders’ Equity

On February 4, 2022, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds from each sale of such shares. To date, we have not yet made any sales under this arrangement.

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

The Placement Shares were registered under the Securities Act of 1933, as amended, pursuant to the Registration Statement on Form S-3 (File No. 333-227466), which was originally filed with the SEC on September 21, 2018 and declared effective by the SEC on October 4, 2018, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed on June 5, 2020. Sales of the Company’s common stock under this prospectus supplement were able to be made by any method deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

During the three months ended March 31, 2022 and 2021, the Company sold 0 and 3,082 shares, respectively, of common stock pursuant to the ATM Agreement, at an average selling price of $12.64 per share.

On February 23, 2021, in conjunction with the Company’s follow-on offering, the ATM Agreement was terminated.

6. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the three months ended March 31:

	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,315,321	$11.97	849,949	$9.33
Granted	119,500	10.01	38,391	15.20
Exercised	(1,415)	5.24	29,997	8.00
Forfeited	(80,000)	13.01	(3,271)	7.62
Balance at March 31	1,353,406	$11.75	855,072	$9.65

Options exercisable at March 31:	625,912	$9.68	406,332	$10.37

Weighted Average Grant Date Fair Value for options granted during the period:		$6.72		$10.07

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2022:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,353,406	7.86	$11.75	$2,014,794	625,912	$9.68	$1,523,502

The Company recognized stock-based compensation expense for stock options of $709,509 and $418,192 for the three months ended March 31, 2022 and 2021, respectively. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect of this modification on stock-based compensation was $28,029 and $0 for the three months ended March 31, 2022 and 2021, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $316,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect of this modification on stock-based compensation was $11,614 and $13,449 for the three months ended March 31, 2022 and 2021, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $73,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the three months ended March 31:

	2022	2021
Risk-free interest rate	1.68% - 2.41%	0.63% - 1.12%
Expected volatility	76.2% - 76.5%	76.6%
Expected life (years)	6.04 to 6.08	5.0 to 6.07
Expected dividend yield	0%	0%

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

No restricted stock awards were granted during the three months ended March 31, 2022 and 2021. The Company had 2,964 and 15,686 shares of restricted stock outstanding as of March 31, 2022 and 2021, respectively, and 0 shares of restricted stock vested during the three months ended March 31, 2022 and 2021. The Company recognized stock-based compensation expense for restricted stock of $20,344 and $20,456 for the three months ended March 31, 2022 and 2021, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,540, 102,998 and 149,189 shares on January 1, 2020, 2021 and 2022, respectively, and will increase automatically on January 1 of each of 2023 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. At the Annual Meeting held on May 12, 2021, the stockholders approved a one-time, 500,000 increase to the number of shares reserved for issuance under the 2017 Plan. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for grant under the Company’s 2017 Plan as of March 31, 2022 was 398,445.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2022	$2,236,000
2023	2,349,490
2024	1,864,026
2025	1,001,313
2026	12,502
Total estimated compensation cost to be recognized	$7,463,331

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $26,148 and $10,450 for the three months ended March 31, 2022 and 2021, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,270, 51,499 and 74,594 shares on January 1, 2020, 2021 and 2022, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of March 31, 2022 was 224,817.

The Company recognized total stock-based compensation expense as follows for the three months ended March 31:

	Three Months Ended
	March
	2022	2021
Stock-based compensation expense in operating expenses:
Research and development	$450,520	$255,181
General and administrative	305,751	193,917
Total	$756,271	$449,098

7. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender. The Lender agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan to be funded upon request of the Company no later than March 31, 2022, and (iii) a $5 million term C loan to be funded upon request of the Company no later than March 31, 2023 (collectively the “Term Loans”). Funding of the term B and C loan is subject to the Company’s ability to achieve certain milestones. The Company is no longer eligible to draw on the term B loan. The Innovatus Loan Agreement is secured by a lien covering substantially all assets of the Company.

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

The Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on the fifth anniversary of the initial funding date and will bear interest at a rate equal to sum of (a) the greater of (i) Prime Rate (as defined in the Loan Agreement) or (ii) 3.25%, plus (b) 5.70%. The effective interest rate is 11.61%. Additionally, the Company elected to make 2.7% of the interest rate as payable in kind, which shall accrue as principal monthly. The Company is obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded (the “Facility Fee”), and (ii) a final fee equal to 4.50% of the aggregate amount of the term loans funded (the “Final Fee”). In connection with the funding of the first tranche of the Term Loans, a final fee of approximately $0.7 million was recorded as additional principal and as a debt discount, and a facility fee of approximately $0.1 million was recorded as additional debt discount. The Company has the option to prepay the loan at any time following the first anniversary of the loan closing, with tiered prepayment fees ranging from 0 – 2% based on when the prepayment would occur.

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

In connection with the Loan Agreement and the funding of the first tranche of the Term Loans, the Company incurred debt issuance costs of approximately $0.5 million. The debt issuance costs, and the debt discount are amortized to interest expense using the effective interest method over the life of the Term Loans. The carrying value of the debt approximates fair value as of March 31, 2022.

Long-term debt consisted of the following:

March 31, 2022

Note payable	$15,000,000
Add: PIK interest (added to principal)	402,088
Add: final fee	675,000
Less: unamortized debt issuance costs	(346,479)
Less: unamortized debt discount	(907,587)
Total long-term debt	$14,823,021

Future principal payments, including the final fee, are as follows:

Years Ending December 31,

2024	$5,775,783
2025	7,701,043
2026	2,600,262
Total	$16,077,088

8. License Agreement

On April 8, 2021, the Company entered into a license agreement with Pfizer to research, develop, manufacture and commercialize gedatolisib, a potent, well-tolerated, reversible dual inhibitor that targets PI3K and mTOR, for the treatment, diagnosis and prevention of all diseases. The Company paid Pfizer $5.0 million in upfront fees and issued to Pfizer $5.0 million of shares of the Company’s common stock pursuant to an Equity Grant Agreement. The upfront payment and the issuance of shares were expensed to research & development in full for the three months ending June 30, 2021.

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

9. Subsequent Events

On May 15, 2022, the Company entered into a securities purchase agreement with certain institutional and other accredited investors for the sale of Company common stock, preferred stock that may be convertible into common stock and warrants initially exercisable for preferred stock for $100 million in the aggregate, before deducting placement agent fees and other offering expenses. Pursuant to the securities purchase agreement, investors will purchase shares of common stock and preferred stock at a price per share of $5.75 (on an as converted to common stock basis). For each share of common stock and each 1/10 of a share of preferred stock purchased, investors will receive a warrant initially exercisable for preferred stock equivalent to 0.40 shares of common stock on an as converted basis. The exercise price of the warrants will be at a 40% premium to the price paid by investors for the initial shares of common stock purchased in the private placement. The preferred stock will be convertible into common stock at the holder’s election, subject to certain limitations such as beneficial ownership and the approval by the Company’s stockholders to increase the number of authorized shares of common stock sufficient to cover the shares of common stock issuable upon conversion of (i) the preferred stock purchased in the private placement and (ii) the shares of preferred stock that may be issued upon exercise of warrants purchased in the private placement. The warrants are initially exercisable for preferred stock and will convert into warrants to purchase common stock if the proposed increase in the Company’s authorized common stock is approved by stockholders. The closing of the private placement is conditioned on, among other customary items, the first patient enrolled in the Company’s forthcoming Phase 3 clinical study (VIKTORIA-1) having received their first dose of treatment at a clinical site located in the United States, provided that such date must occur on or before December 31, 2022. The Company also entered into a customary registration rights agreement with the investors pursuant to which it agreed to file a registration statement with the SEC registering the resale of (i) the shares of common stock to be issued and sold in the private placement, (ii) the shares of common stock issuable upon conversion of the preferred stock purchased in the private placement and (iii) the shares of common stock issuable upon conversion of the shares of preferred stock that may be issued upon exercise of warrants purchased in the private placement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in Item 1A of Part II in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Celcuity is a clinical-stage biotechnology company seeking to extend the lives of cancer patients by pursuing an integrated therapeutic and companion diagnostic strategy. The company’s lead therapeutic candidate is gedatolisib, a pan-PI3K/mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The company expects to initiate a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies.

Our lead drug candidate, gedatolisib, is a potent, well-tolerated, small molecule dual inhibitor, administered intravenously, that selectively targets all class I isoforms of PI3K and mammalian target of rapamycin (mTOR). In April 2021, we obtained exclusive global development and commercialization rights to gedatolisib under a license agreement with Pfizer, Inc. We believe gedatolisib’s unique mechanism of action, differentiated chemical structure, favorable pharmacokinetic properties, and intravenous formulation offer distinct advantages over currently approved and investigational therapies that target PI3K or mTOR alone or together.

●	Overcomes limitations of therapies that only inhibit a single class I PI3K isoform or only one mTOR kinase complex

Gedatolisib is a pan-class I isoform PI3K inhibitor with low nanomolar potency for the p110α, p110β, p110γ, and p110δ isoforms. Each isoform is known to preferentially affect different signal transduction events that involve tumor cell survival, depending upon the aberrations associated with the linked pathway. When a therapy only inhibits a single class I isoforms (e.g., alpelisib, a PI3K-α inhibitor) or only one mTOR kinase complex (e.g., everolimus, an mTORC1 inhibitor), numerous feedforward and feedback loops between the PI3K isoforms and mTOR cross-activates the uninhibited sub-units. This, in turn, induces compensatory resistance that reduces the efficacy of isoform specific PI3K or single mTOR kinase complex inhibitors. Inhibiting all four PI3K isoforms and both mTOR complexes, as gedatolisib does, thus prevents the confounding effect of isoform interaction that may occur with isoform-specific PI3K inhibitors and the confounding interaction between PI3K isoforms and mTOR.

●	Better tolerated by patients than oral PI3K and mTOR drugs

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

As of March 31, 2022, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Ten patients from this study continue to receive study treatment, as of March 31, 2022, each of whom have received study treatment for more than three years. The B2151009 clinical trial was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

High objective overall response rates (ORR) were observed in all four expansion arms and were comparable in each arm for PIK3CA WT and PIK3CA MT patients. In treatment-naïve patients (Arm A), ORR was 85%. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), ORR ranged from 32% to 77%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than ORR from either the PALOMA-2 (ORR=55%) study that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all enrolled patients, a clinical benefit rate (CBR) of ≥79% was observed. Median progression-free survival (PFS) was 31.1 months for patients receiving first-line treatment (Arm A) and 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D).

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

We are preparing to initiate VIKTORIA-1, a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. We expect to initiate the VIKTORIA-1 study in mid-2022.

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

Recent Developments

On May 15, 2022, the Company entered into a securities purchase agreement with certain institutional and other accredited investors for the sale of Company common stock, preferred stock that may be convertible into common stock and warrants initially exercisable for preferred stock for $100 million in the aggregate, before deducting placement agent fees and other offering expenses. Pursuant to the securities purchase agreement, investors will purchase shares of common stock and preferred stock at a price per share of $5.75 (on an as converted to common stock basis). For each share of common stock and each 1/10 of a share of preferred stock purchased, investors will receive a warrant initially exercisable for preferred stock equivalent to 0.40 shares of common stock on an as converted basis. The exercise price of the warrants will be at a 40% premium to the price paid by investors for the initial shares of common stock purchased in the private placement. The preferred stock will be convertible into common stock at the holder’s election, subject to certain limitations such as beneficial ownership and the approval by the Company’s stockholders to increase the number of authorized shares of common stock sufficient to cover the shares of common stock issuable upon conversion of (i) the preferred stock purchased in the private placement and (ii) the shares of preferred stock that may be issued upon exercise of warrants purchased in the private placement. The warrants are initially exercisable for preferred stock and will convert into warrants to purchase common stock if the proposed increase in the Company’s authorized common stock is approved by stockholders. The closing of the private placement is conditioned on, among other customary items, the first patient enrolled in the Company’s forthcoming Phase 3 clinical study (VIKTORIA-1) having received their first dose of treatment at a clinical site located in the United States, provided that such date must occur on or before December 31, 2022. The Company also entered into a customary registration rights agreement with the investors pursuant to which it agreed to file a registration statement with the SEC registering the resale of (i) the shares of common stock to be issued and sold in the private placement, (ii) the shares of common stock issuable upon conversion of the preferred stock purchased in the private placement and (iii) the shares of common stock issuable upon conversion of the shares of preferred stock that may be issued upon exercise of warrants purchased in the private placement.

In March 2022, the company announced the design for its pivotal Phase 3 trial for gedatolisib, an investigational pan-PI3K/mTOR inhibitor. The pivotal Phase 3 clinical trial, which is named VIKTORIA-1, will be an open-label, randomized study to evaluate the safety and efficacy of gedatolisib in combination with fulvestrant with or without palbociclib in adults with HR+/HER2- advanced breast cancer whose disease progressed while receiving prior CDK4/6 therapy.

On February 4, 2022, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds from each sale of such shares. To date, we have not yet made any sales under this arrangement.

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

Impact of COVID-19 on our Business

Although we have largely returned to normal operations in our facility, the COVID-19 pandemic continues and its effect on our operations and financial condition will depend in large part on future developments which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the emergence of new virus variants that are more contagious or harmful than prior variants, actions taken by governmental authorities, suppliers, clinical trial sites, and other business partners to contain or mitigate the pandemic’s impact, and the potential adverse effects on the suppliers, labor market and general economic activity.

As we continue to advance our clinical trial collaborations, we remain in close contact with our current clinical sponsors, and principal investigators, as well as prospective pharmaceutical company and clinical collaborators, to monitor the impact of COVID-19 on our trial enrollment timelines and collaboration discussions. We experienced delays in the enrollment of patients in our ongoing clinical trials and now expect interim results from the FACT-1 and FACT-2 trials to be delayed until the first half of 2023 and final results approximately nine months later. We could experience further delays in clinical trials and collaborations with pharmaceutical companies and sponsors if new variants emerge or if the spread of COVID-19 once again accelerates. Due to the inherent uncertainty associated with the COVID-19 pandemic, we are unable to predict the impact the pandemic may have on our clinical trial work and overall financial condition.

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended March 31, 2022 and 2021, we reported a net loss of approximately $7.9 million and $2.8 million, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $63.9 million. As of March 31, 2022, we had cash and cash equivalents of approximately $78.3 million.

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we expect to conduct clinical trials to support potential regulatory approval to market gedatolisib. If we obtain regulatory approvals to market gedatolisib, we expect to generate revenue from sales of the drug for the treatment of breast cancer patients. Additionally, we will seek to generate revenue from partnership agreements with pharmaceutical companies to provide companion diagnostics for such pharmaceutical partners’ existing or investigational targeted therapies. If a new drug indication is received that requires use of our companion diagnostic to identify eligible patients, we expect to generate revenues from sales of tests to treating physicians.

Research and Development

Since our inception, we have primarily focused on research and development of our CELsignia platform, development and validation of our CELsignia tests, and research related to the discovery of new cancer sub-types. Beginning in April 2021, we are also focusing on development of gedatolisib, a PI3K/mTOR targeted therapy. Research and development expenses primarily include:

●	employee-related expenses related to our research and development activities, including salaries, benefits, recruiting, travel and stock-based compensation expenses;
●	laboratory supplies;
●	consulting fees paid to third parties;
●	clinical trial costs;
●	validation costs for gedatolisib
●	facilities expenses; and
●	legal costs associated with patent applications.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31,		Increase (Decrease)
	2022	2021	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$6,696,313	$2,236,342	$4,459,971	199%
General and administrative	811,292	555,428	255,864	46
Total operating expenses	7,507,605	2,791,770	4,715,835	169
Loss from operations	(7,507,605)	(2,791,770)	(4,715,835)	169

Other income (expense)
Interest expense	(435,001)	(24)	(434,977)	n/a
Interest income	8,159	389	7,770	1,997
Loss on sale of fixed assets	-	(263)	263	n/a
Other income (expense), net	(426,842)	102	(426,944)	n/a
Net loss before income taxes	(7,934,447)	(2,791,668)	(5,142,779)	184
Income tax benefits	-	-	-	-
Net loss	$(7,934,447)	$(2,791,668)	$(5,142,779)	184%

Research and Development

Our research and development expenses for the three months ended March 31, 2022 were approximately $6.7 million, representing an increase of approximately $4.5 million, or 199%, compared to the same period in 2021. The increase of $4.5 million primarily resulted from expenses related to the development of gedatolisib. Employee related expenses, including consulting fees, accounted for $1.6 million of the $4.5 million increase. The increase of $1.6 million also included an increase of $0.2 million in non-cash stock-based compensation. The remaining increase of $2.9 million of the $4.5 million is related to costs for existing clinical trials and for activies supporting the initiation of the VIKTORIA-1 pivotal trial.

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

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2022 were approximately $0.8 million, representing an increase of approximately $0.3 million, or 46%, compared to the same period in 2021. Employee related expenses accounted for $0.2 million of the $0.3 million increase, including approximately $0.1 million in non-cash stock-based compensation. The remaining $0.1 million of the $0.3 million increase resulted from director and officer insurance and other professional fees associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib and CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $0.4 million and represents an increase of $0.4 million compared to the same period in 2021. The increase is due to the loan agreement that was executed in April 2021 and includes $0.2 million of non-cash interest expense.

Interest Income

Interest income for the three months ended March 31, 2022 was slightly higher compared to the same period in 2021. The increase was primarily due to marginally higher market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through March 31, 2022, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. On June 5, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley, FBR, Inc (the “ATM Agreement”). The ATM Agreement allowed us to sell shares of common stock up to an aggregate offering price of $10.0 million. Through March 31, 2022, we generated approximately $0.1 million of additional cash through sales pursuant to the ATM Agreement, after taking into account commissions and offering expenses. On February 26, 2021, we completed a follow-on offering of our common stock, which generated approximately $25.8 million of additional cash after taking into account underwriting discounts and offering expenses. In conjunction with the follow-on offering, the ATM Agreement was terminated. On April 8, 2021, we entered into a loan agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), whereby Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan to be funded upon our request no later than March 31, 2022, and (iii) a $5 million term C loan to be funded upon our request no later than March 31, 2023. Funding of the term B and C loan is subject to our ability to achieve certain milestones. The Company is no longer eligible to draw on the term B loan. On July 1, 2021, we completed a follow-on offering of our common stock, which generated approximately $52.8 million of additional cash after taking into account underwriting discounts of approximately $3.4 million and offering expenses of approximately $0.1 million.

On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. To date, we have not yet made any sales under this arrangement.

On May 15, 2022, we entered into a securities purchase agreement with certain institutional and other accredited investors for the sale of Company common stock, preferred stock that may be convertible into common stock and warrants initially exercisable for preferred stock for $100 million in the aggregate, before deducting placement agent fees and other offering expenses. Pursuant to the securities purchase agreement, investors will purchase shares of common stock and preferred stock at a price per share of $5.75 (on an as converted to common stock basis), with the closing (funding) of such purchase to occur following the achievement of a milestone in our forthcoming Phase 3 study (VIKTORIA-1). The sale of shares of common stock includes forty percent (40%) warrant coverage and customary resale registration rights. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” above for additional details.

Cash from our historical capital raising activities has been our primary source of funds for our operations since inception. As of March 31, 2022, our cash and cash equivalents were approximately $78.3 million, and we had an accumulated deficit of approximately $63.9 million.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, conduct research related to the discovery of new cancer sub-types, conduct clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib and our CELsignia tests. We expect to use cash on hand, together with the funds to be received under the Securities Purchase Agreement described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31:

	2022	2021

Net cash provided by (used in):
Operating activities	$(5,933,032)	$(2,521,505)
Investing activities	(11,635)	(30,425)
Financing activities	(46,288)	25,850,921
Net increase (decrease) in cash and cash equivalents	$(5,990,955)	$23,298,991

Operating Activities

Net cash used in operating activities was approximately $5.9 million for the three months ended March 31, 2022 and consisted primarily of a net loss of approximately $7.9 million, offset by non-cash expense items of approximately $1.0 million and working capital changes of $1.0 million. Non-cash expense items of approximately $1.0 million primarily consisted of $0.7 million of stock-based compensation expense, non-cash interest expense of $0.2 million and depreciation expense of $0.1 million. The approximately $1.0 million of working capital changes was primarily due to an increase in accounts payable and accrued expenses. The net cash used in operating activities was approximately $2.5 million for the three months ended March 31, 2021 and consisted primarily of a net loss of approximately $2.8 million and working capital changes of approximately $0.3 million, adjusted for non-cash expense items of approximately $0.6 million. Non-cash expense items of approximately $0.6 million primarily consisted of $0.5 million of stock-based compensation expense and depreciation expense of $0.1 million. The approximately $0.3 million of working capital changes was primarily due to an increase in prepaid assets and a decrease in accrued expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 were minimal and consisted of purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was minimal and primarily consisted of payments for secondary registration statement costs. The net cash provided by financing activities for the three months ended March 31, 2021 was approximately $25.9 million and primarily reflects net proceeds from the sale of shares of our common stock through a follow-on offering.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials, including the timing of launching a Phase 3 clinical trial for gedatolisib; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELsignia tests and to continue to develop gedatolisib; (iii) our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests; (iv) the expected benefits of gedatolisib; (v) our expectations regarding the timeline of patient enrollment and results from clinical trials, including the existing clinical trial for gedatolisib; (vi) the future payments that may be owed to Pfizer under the license agreement; (vii) our expectations regarding partnering with pharmaceutical companies and other third parties; (viii) our expectations regarding revenue from sales of CELsignia tests and revenue from milestone or other payment sources; (ix) our plans with respect to research and development and related expenses for the foreseeable future; (x) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (xi) our expectations with respect to the CELsignia tests and the analytical capabilities and potential impact of such tests; (xii) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company; (xiii) our plans with respect to potentially raising capital; and (xiv) our expectations regarding the impact that the COVID-19 pandemic and related economic effects will have on our business and results of operations.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; the potential impact of the COVID-19 pandemic on our business; our initial success being heavily dependent on the success of our CELsignia HER2 Pathway Activity Test; our inability to develop and commercialize gedatolisib; our inability to determine whether our CELsignia tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELsignia tests and gedatolisib; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELsignia tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. Risk Factors

Risk factors that could cause actual results to differ from our expectations and that could negatively impact our financial condition and results of operations are summarized and discussed in more detail below, in each case including certain updates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, which was previously filed with the SEC. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Summary of Risk Factors

●	We have a limited operating history and we may never generate revenue or profit;
●	An inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize our integrated therapeutic (Rx) and companion diagnostic (CDx) strategy;
●	We are currently conducting and will continue to conduct clinical trials. Clinical trials are expensive and complex with uncertain outcomes, which may prevent or delay commercialization of any drug product candidates or CELsignia tests;
●	The COVID-19 pandemic may materially and adversely impact our business, including ongoing clinical trials;
●	Our future strategy is dependent on the success of our initial drug product, gedatolisib, as well as other drug products we may develop. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our drug products, or if we experience delays in doing so, our business will be materially and adversely impacted;
●	The successful development of biopharmaceuticals such as gedatolisib is highly uncertain;
●	We were not involved in the early development of gedatolisib; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials;
●	As an organization, we have never successfully completed any registrational clinical trials, and we may be unable to do so for any drug candidates we may develop;
●	For a new drug to be approved for marketing, the FDA in the United States and health authorities in other countries, must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with palbociclib and fulvestrant, or gedatolisib in combination with fulvestrant, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval;
●	If we encounter difficulties enrolling patients in any of our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;
●	If we are unable to obtain and maintain intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize our technology and diagnostic tests may be impaired;
●	We depend on intellectual property licensed from third parties, including from Pfizer for our lead product candidate, gedatolisib, and termination of this license could result in the loss of significant rights, which would materially and adversely impact our business;
●	If we fail to comply with our obligations under our patent license with Pfizer, we could lose certain license rights that are important to our business;
●	Our success with CELsignia is heavily dependent on the success of our first CELsignia trials and we cannot be certain of the outcomes of such trials;
●	We may not be successful in finding pharmaceutical company partners for continuing development of additional CELsignia tests;

●	While our CELsignia HER2 Pathway Activity Test and CELsignia Multi-Pathway Activity Test are commercially ready, we have not attempted to market these to physicians or their patients as stand-alone tests and have no ability to determine if these tests or any of our other tests will be commercially viable;
●	We will be dependent on our ability to attract and retain key personnel; and
●	We face significant competition from other pharmaceutical and diagnostic companies.

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

As a result of the COVID-19 pandemic, we have and may in the future experience disruptions that could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

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

Beyond the direct effect of the pandemic, COVID-19 has had broad economic effects. The economic impact of COVID-19 may adversely affect us in a variety of ways, including without limitation making our stock price more volatile, making it more difficult to raise additional capital through offerings of equity or debt securities, and reducing the availability of bank loans. As a result, we may face difficulties raising capital and capital raising efforts may be on terms than are less favorable than would have been previously available.

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

Successful completion of clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and similar marketing applications to comparable foreign regulatory authorities for each drug product and, consequently, the ultimate approval and commercial marketing of any drug products. We may experience delays in initiating our Phase 3 clinical trial due to requests from the FDA for additional information, including additional nonclinical or clinical data, or for requests to amend the clinical trial protocol. Additional delays may be incurred once the Phase 3 clinical trial is initiated if it takes longer than expected to activate the targeted number of clinical sites, if the enrollment of patients is negatively affected by COVID-19, by staffing shortages at clinical sites, or by other unanticipated factors, or if the FDA and other regulatory authorities require us to pause our Phase 3 clinical trial due to unexpected safety issues. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates. Our costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be reassigned or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

For a new drug to be approved for marketing, the FDA and other regulatory authorities, must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with palbociclib and fulvestrant, or gedatolisib in combination with fulvestrant, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval.

If a drug meets its primary efficacy endpoint objective in a Phase 3 clinical trial, and the drug sponsor has additional nonclinical and clinical data required by the FDA or other regulatory authorities, the drug sponsor may submit an NDA seeking marketing approval. Upon submission of an NDA, these health authorities perform a benefit-risk assessment that considers the strength and quality of evidence available and takes remaining uncertainties into account. These considerations include an assessment of the strengths and limitations of clinical trials, including design, and potential implications for assessing drug efficacy, the magnitude of benefit and interpretation of clinical importance, the benefit attributed to the drug when studied in combination with other therapies, and the clinical relevance of the study endpoints. We have sought feedback from the FDA and other regulatory authorities on the design of our Phase 3 clinical trial with the goal of addressing these considerations in the clinical trial’s design. However, due to the complexity of clinical trials, the uncertainty of outcomes, and the uncertainty of how the FDA and other regulatory authorities may balance benefits and risks in their review of an NDA, it may not be practical or possible to address all benefit-risk assessment considerations in a Phase 3 clinical trial so that sufficient evidence is generated to support a marketing approval, even if the primary endpoint objective is achieved. The FDA or other regulatory authorities may require us to redesign or conduct additional unplanned clinical trials before granting any approval and we may not get approval at all. If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our such product candidates or not obtain marketing approval at all;

●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a REMS or through modification to an existing REMS;
●	be sued; or
●	experience damage to our reputation.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Depending upon our filer status, if we cease to be an emerging growth company, we could also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). While we, as of March 31, 2022, concluded that our internal control over financial reporting was effective, we may need to dedicate additional internal resources and engage outside consultants to maintain compliance with Section 404 in the future. Any material weaknesses that we may identify in the future could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

At March 31, 2022, the net proceeds were used in furtherance of our planned use of proceeds, which includes funding additional research and development for discovery of new cancer sub-types and development and validation of new CELsignia tests; clinical trials to support clinical claims; development of operational processes and capital expenditures; and working capital and other general corporate purposes. As of March 31, 2022, all proceeds from the IPO have been utilized.

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

4.4	Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.5	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.6	Form of Warrant, incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021.

4.7

Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer, Inc., incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021.

4.8	Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP., incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021.

10.1	Open Market Sale AgreementSM, dated February 4, 2022, by and between Celcuity Inc., and Jefferies LLC, incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2022.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2022	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

