Form 10-Q
period 2022-06-30
Celcuity Inc.
filed 2022-08-12
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On August 8, 2022 there were 14,941,334 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$66,910,824	$84,286,381
Deposits	22,009	22,009
Deferred transaction costs	332,824	22,144
Payroll tax receivable	95,300	298,764
Prepaid assets	4,601,874	722,677
Total current assets	71,962,831	85,351,975
Property and equipment, net	238,629	312,444
Operating lease right-of-use assets	148,727	241,901
Total Assets	$72,350,187	$85,906,320
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$2,304,543	$1,507,099
Finance lease liabilities	5,379	5,850
Operating lease liabilities	156,769	189,858
Accrued expenses	1,683,305	802,893
Total current liabilities	4,149,996	2,505,700
Finance lease liabilities	-	2,449
Operating lease liabilities	-	61,771
Note payable, non-current	15,011,460	14,625,923
Total Liabilities	19,161,456	17,195,843
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value: 30,000,000 and 25,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 14,941,334 and 14,918,887 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	14,941	14,919
Additional paid-in capital	126,995,610	124,622,405
Accumulated deficit	(73,821,820)	(55,926,847)
Total Stockholders’ Equity	53,188,731	68,710,477
Total Liabilities and Stockholders’ Equity	$72,350,187	$85,906,320

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses:

Research and development	$8,367,687	$13,070,108	$15,064,000	$15,306,451
General and administrative	1,233,040	573,360	2,044,332	1,128,787
Total operating expenses	9,600,727	13,643,468	17,108,332	16,435,238
Loss from operations	(9,600,727)	(13,643,468)	(17,108,332)	(16,435,238)

Other income (expense)
Interest expense	(455,445)	(391,187)	(890,446)	(391,210)
Interest income	95,646	1,803	103,805	2,191
Loss on sale of fixed assets	-	-	-	(263)
Other income (expense), net	(359,799)	(389,384)	(786,641)	(389,282)
Net loss before income taxes	(9,960,526)	(14,032,852)	(17,894,973)	(16,824,520)
Income tax benefits	-	-	-	-
Net loss	$(9,960,526)	$(14,032,852)	$(17,894,973)	$(16,824,520)

Net loss per share, basic and diluted	$(0.67)	$(1.11)	$(1.20)	$(1.42)

Weighted average common shares outstanding, basic and diluted	14,930,538	12,610,917	14,923,900	11,845,758

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2022

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	14,918,887	$14,919	$124,622,405	$(55,926,847)	$68,710,477
Stock-based compensation	-	-	756,271	-	756,271
Exercise of common stock options, net of shares withheld for exercise price	1,415	1	7,413	-	7,414
Net loss	-	-	-	(7,934,447)	(7,934,447)
Balance at March 31, 2022 (unaudited)	14,920,302	$14,920	$125,386,089	$(63,861,294)	$61,539,715
Stock-based compensation	3,273	3	1,519,456	-	1,519,459
Employee stock purchases	15,888	16	80,525	-	80,541
Exercise of common stock options, net of shares withheld for exercise price	1,871	2	9,540	-	9,542
Net loss	-	-	-	(9,960,526)	(9,960,526)
Balance at June 30, 2022 (unaudited)	14,941,334	$14,941	$126,995,610	$(73,821,820)	$53,188,731

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2021

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	10,299,822	$10,300	$38,013,551	$(26,321,581)	$11,702,270
Stock-based compensation	-	-	449,098	-	449,098
Exercise of common stock warrants	1,185	1	11,256	-	11,257
Exercise of common stock options, net of shares withheld for exercise price	12,707	13	(13)	-	-
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	1,971,100	1,971	25,766,522	-	25,768,493
Issuance of common stock in an at-the-market (“ATM”) offering	3,082	3	38,959	-	38,962
Issuance costs associated with ATM offering	-	-	(3,868)	-	(3,868)
Net loss	-	-	-	(2,791,668)	(2,791,668)
Balance at March 31, 2021 (unaudited)	12,287,896	$12,288	$64,275,505	$(29,113,249)	$35,174,544
Stock-based compensation	2,964	3	540,314	-	540,317
Employee stock purchases	5,496	6	25,811	-	25,817
Exercise of common stock options, net of shares withheld for exercise price	9,136	9	36,850	-	36,859
Issuance of common stock warrants, note payable	-		289,839	-	289,839
Issuance of common stock, licensing agreement	349,406	349	4,999,651	-	5,000,000
Net loss	-	-	-	(14,032,852)	(14,032,852)
Balance at June 30, 2021 (unaudited)	12,654,898	$12,655	$70,167,970	$(43,146,101)	$27,034,524

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,894,973)	$(16,824,520)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	108,436	176,597
Stock-based compensation	2,275,730	989,415
Issuance of common stock, licensing agreement	-	5,000,000
Amortization of debt issuance costs and discount	179,539	81,571
Payment-in-Kind interest	205,998	93,397
Loss on sale of fixed assets	-	263
Changes in operating assets and liabilities:
Payroll tax receivable	203,464	-
Prepaid assets and deposits	(3,879,197)	37,496
Accounts payable	705,145	438,018
Accrued expenses	875,412	(124,940)
Non-cash operating lease, net	(1,686)	(6,550)
Net cash used for operating activities	(17,222,132)	(10,139,253)

Cash flows from investing activities:
Purchases of property and equipment	(34,621)	(57,897)
Proceeds from sale of property and equipment	-	500
Net cash used for investing activities	(34,621)	(57,397)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	-	11,257
Proceeds from exercise of employee stock options	16,956	36,859
Proceeds from employee stock purchases	80,541	25,817
Proceeds from follow-on offering, net of underwriting discounts and offering costs	-	25,768,493
Proceeds from note payable, net of debt issuance costs and discount of $652,061	-	14,347,939
Gross proceeds from an ATM offering	-	38,962
Payments for secondary registration statement costs	(213,381)	(29,065)
Payments for finance leases	(2,920)	(2,900)
Net cash provided by financing activities	(118,804)	40,197,362
Net change in cash and cash equivalents	(17,375,557)	30,000,712

Cash and cash equivalents:
Beginning of period	84,286,381	11,637,911
End of period	$66,910,824	$41,638,623
Supplemental disclosure of cash flow information:
Interest paid	$504,909	$216,242
Supplemental disclosures of non-cash investing and financing activities:
Offering and registration statement costs included in accounts payable	$100,422	$96,111
Offering and registration statement costs included in accrued expenses	5,000	-
Issuance of common stock warrants and final fee recognized as discount to note payable	-	964,839

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2022 and 2021)

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company focused on development of targeted therapies for hormonally driven cancers. The company’s lead therapeutic candidate is gedatolisib, a potent, reversible dual inhibitor that selectively targets all Class I PI3K isoforms and mTOR. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The company expects to initiate a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2021 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the development stage including, but not limited to, dependency on, the clinical and commercial success of its initial drug product, gedatolisib, the clinical and commercial success of its diagnostic tests, ability to obtain regulatory approval of its drug product, gedatolisib, ability to obtain regulatory approval of its diagnostic tests, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, and significant competition.

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

3. Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share is the same.

For the three and six months ended June 30, 2022 and 2021, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 1,782,782 and 1,023,513 shares of common stock, respectively, warrants to purchase 377,652 and 378,442 shares of common stock, respectively, and 3,273 and 2,964 shares of restricted common stock, respectively.

4. Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In September 2017, the Company entered into a non-cancelable operating lease agreement for building space. The lease commenced, and the Company moved to the facility in May 2018, in conjunction with the termination of its then existing lease. Rent expense is recorded on a straight-line basis over the lease term. In July 2020, the Company signed an amendment to extend this lease through April 30, 2022. The lease amendment provides for monthly rent, real estate taxes and operating expenses. As a result of the lease amendment, the Company recorded an incremental $197,211 in the operating right-of-use (“ROU”) asset and lease liability. In July 2021, the Company signed the second amendment to extend this lease through April 30, 2023. This amendment provides for monthly rent, real estate taxes and operating expenses. The Company recorded an incremental $193,517 in the operating right-of-use (“ROU”) asset and lease liability pertaining to this amendment. The second amendment also includes the option to extend the term for one additional year. The option to extend is at the Company’s discretion and because the Company has not determined if the option to extend will be exercised, the extended lease term is not included in the ROU assets and lease liabilities. The Company regularly evaluates the renewal options and when it is reasonably certain of exercise, the Company will include the renewal period in its lease term.

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

Supplemental balance sheet information consisted of the following at June 30, 2022:

Operating Lease
Right-of-use assets	$148,727

Operating lease liability	$156,769
Less: short term portion	(156,769)
Long term portion	$-

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(23,628)
Net book value of property and equipment under finance lease	$5,304

Finance lease liability	$5,379
Less: short term portion	(5,379)
Long term portion	$-

Maturity analysis under lease agreements consisted of the following as of June 30, 2022:

	Operating Leases	Finance Leases
2022	$102,119	$3,627
2023	68,080	3,023
Total minimum lease payments	170,199	6,650
Less: Present value discount	(13,430)	(19)
Less amount representing services	-	(1,252)
Present value of net minimum lease payments	$156,769	$5,379

	Remaining Lease Term	Discount Rate
Weighted Average
Operating lease	0.8 years	6.0%
Finance lease	0.9 years	1.0%

Lease costs for the period ended June 30, 2022:

	Three-month period	Six-month period

Operating lease cost	$48,647	$97,204
Finance lease cost:
Amortization	1,446	2,893
Interest	11	25
Variable lease cost	20,269	40,538
	$70,373	$140,660

Supplemental cash flow information related to leases period ended June 30, 2022:

	Three-month period	Six-month period
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$70,544	$139,429
Operating cash outflow from finance leases	11	25
Financing cash outflow from finance leases	1,461	2,920
	$72,016	$142,374

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company currently has five Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Phase 1b study and the Expanded Access study, are generally based on time and material. In addition, contracts related to the Company’s forthcoming Phase 3 clinical study (VIKTORIA-1) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2022, the Company had only one material non-cancelable contractual commitment with respect to these arrangements, which totaled approximately $2,600,000.

5. Stockholders’ Equity

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

On February 4, 2022, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. The Company will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds from each sale of such shares. To date, the Company has not yet made any sales under this arrangement.

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

During the six months ended June 30, 2022 and 2021, the Company sold 0 and 3,082 shares, respectively, of common stock pursuant to the ATM Agreement, at an average selling price of $12.64 per share.

On February 23, 2021, in conjunction with the Company’s follow-on offering, the ATM Agreement was terminated.

6. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the six months ended June 30:

	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,315,321	$11.97	849,949	$9.33
Granted	550,747	6.52	218,050	24.70
Exercised	(3,286)	5.16	(39,620)	7.32
Forfeited	(80,000)	13.01	(4,866)	7.67
Balance at June 30	1,782,782	$5.75	1,023,513	$12.69

Options exercisable at June 30:	724,666	$6.02	504,189	$9.64

Weighted Average Grant Date Fair Value for options granted during the period:		$4.34		$16.39

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2022:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,782,782	8.16	$5.75	$6,161,776	724,666	$6.02	$2,396,078

The Company recognized stock-based compensation expense for stock options of $1,460,031 and $520,361 for the three months ended June 30, 2022 and 2021, respectively and $2,169,540 and $938,553 for the six months ended June 30, 2022 and 2021, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17, 2022. The effect of this modification on stock-based compensation was $428,343 for the three- and six-months ending June 30, 2022. The effect of this modification on stock-based compensation over the remaining service period will be approximately $444,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect of this modification on stock-based compensation was $25,755 and $0 for the three months ended June 30, 2022 and 2021, respectively and $53,784 and $0 for the six months ended June 30, 2022 and 2021, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $242,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect of this modification on stock-based compensation was $11,601 and $12,790 for the three months ended June 30, 2022 and 2021, respectively and $23,216 and $26,239 for the six months ended June 30, 2022 and 2021. The effect of this modification on stock-based compensation over the remaining service period will be approximately $62,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the six months ended June 30:

	2022	2021
Risk-free interest rate	1.68% - 3.10%	0.63% - 1.14%
Expected volatility	76.2% - 78.3%	76.6% - 76.9%
Expected life (years)	5.29 to 6.08	5.0 to 6.08
Expected dividend yield	0%	0%

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

Restricted stock awards were granted to members of the Company’s board during the three months ended June 30, 2022 and 2021. The Company had 3,273 and 2,964 shares of restricted stock outstanding as of June 30, 2022 and 2021, respectively, and 2,964 and 15,686 shares of restricted stock vested during the three months ended June 30, 2022 and 2021. The Company recognized stock-based compensation expense for restricted stock of $6,775 and $18,112 for the three months ended June 30, 2022 and 2021, respectively and $27,119 and $38,567 for the six months ended June 30, 2022 and 2021, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,540, 102,998 and 149,189 shares on January 1, 2020, 2021 and 2022, respectively, and will increase automatically on January 1 of each of 2023 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. At the Annual Meeting held on May 12, 2021 and May 12, 2022, the stockholders approved a one-time, 500,000 increase each year for a total increase of 1,000,000 to the number of shares reserved for issuance under the 2017 Plan. The total remaining shares available for grant under the Company’s 2017 Plan as of June 30, 2022 was 463,925.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2022	$2,192,203
2023	3,142,793
2024	2,008,832
2025	1,091,593
2026	28,373
Total estimated compensation cost to be recognized	$8,463,794

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $52,653 and $1,844 for the three months ended June 30, 2022 and 2021, respectively and $79,071 and $12,295 for the six months ended June 30, 2022 and 2021, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,270, 51,499 and 74,594 shares on January 1, 2020, 2021 and 2022, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of June 30, 2022 was 208,929.

The Company recognized total stock-based compensation expense as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense in operating expenses:
Research and development	$810,664	$328,077	$1,261,183	$583,258
General and administrative	708,795	212,240	1,014,547	406,157
Total	$1,519,459	$540,317	$2,275,730	$989,415

7. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender. The Lender agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan to be funded upon request of the Company no later than March 31, 2022, and (iii) a $5 million term C loan to be funded upon request of the Company no later than March 31, 2023 (collectively the “Term Loans”). The Company is no longer eligible to draw on the term B loan. Funding of the term C loan is subject to the Company’s ability to achieve certain milestones. The Innovatus Loan Agreement is secured by a lien covering substantially all assets of the Company.

The Loan Agreement also contains certain events of default, warranties and covenants of the Company. In connection with each funding of the Term Loans, the Company is required to issue Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s stock equal to 2.5% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the lower of (i) $14.40 per share or (ii) the volume weighted price per share of the Company’s stock for the five-trading day period ending on the last trading day immediately preceding the funding date of the Term C Loan. The warrants may be exercised on a cashless basis and are immediately exercisable through the tenth anniversary of the applicable funding date. In connection with the first tranche of the Term Loans, the Company issued a warrant to Innovatus to purchase 26,042 shares of the Company’s common stock at an exercise price of $14.40 per share. The Company evaluated the warrant under ASC 470, debt, and recognized an additional debt discount of approximately $0.3 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the warrant using the Black-Scholes model. The Company is also required to maintain a minimum cash balance in agreement with the term loans’ default terms.

The Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on the fifth anniversary of the initial funding date and will bear interest at a rate equal to sum of (a) the greater of (i) Prime Rate (as defined in the Loan Agreement) or (ii) 3.25%, plus (b) 5.70%. The effective interest rate is 12.85%. Additionally, the Company elected to make 2.7% of the interest rate as payable in kind, which shall accrue as principal monthly. The Company is obligated to pay the Lenders (i) a non-refundable facility fee in the amount of 1.00% of each term loan that is funded (the “Facility Fee”), and (ii) a final fee equal to 4.50% of the aggregate amount of the term loans funded (the “Final Fee”). In connection with the funding of the first tranche of the Term Loans, a final fee of approximately $0.7 million was recorded as additional principal and as a debt discount, and a facility fee of approximately $0.1 million was recorded as additional debt discount. The Company has the option to prepay the loan at any time following the first anniversary of the loan closing, with tiered prepayment fees ranging from 0 – 2% based on when the prepayment would occur.

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

In connection with the Loan Agreement and the funding of the first tranche of the Term Loans, the Company incurred debt issuance costs of approximately $0.5 million. The debt issuance costs, and the debt discount are amortized to interest expense using the effective interest method over the life of the Term Loans. The carrying value of the debt approximates fair value as of June 30, 2022.

Long-term debt consisted of the following:

June 30, 2022

Note payable	$15,000,000
Add: Payment-in-Kind interest (added to principal)	506,000
Add: final fee	675,000
Less: unamortized debt issuance costs	(319,359)
Less: unamortized debt discount	(850,181)
Total long-term debt	$15,011,460

Future principal payments, including the final fee, are as follows:

Years Ending December 31,

2024	$5,814,750
2025	7,753,000
2026	2,613,250
Total	$16,181,000

8. License Agreement

On April 8, 2021, the Company entered into a license agreement with Pfizer to research, develop, manufacture and commercialize gedatolisib, a potent, well-tolerated, reversible dual inhibitor that selectively targets all Class I PI3K isoforms and mTOR. The Company paid Pfizer $5.0 million in upfront fees and issued to Pfizer $5.0 million of shares of the Company’s common stock pursuant to an Equity Grant Agreement. The upfront payment and the issuance of shares were expensed to research & development in full for the three months ending June 30, 2021.

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

9. Subsequent Events

On July 27, 2022, the Company signed an amendment to exercise the option to extend the operating lease for building space for a period of one year. The commencement of the extended period is May 1, 2023 and will terminate on April 30, 2024.

On August 9, 2022, the Company amended the Loan Agreement described in Note 7 above. Under the amended Loan Agreement, Innovatus, as Lender, has agreed to loan up to $75 million, a $50 million increase from the original Loan Agreement, in five tranches consisting of: (i) a $15 million term A loan that was funded on April 8, 2021 upon entering into the original Loan Agreement, (ii) a $20 million term B loan to be funded upon request of the Company no later than December 31, 2022, with such funding conditioned upon the closing of the Company’s $100 million private placement announced on May 16, 2022, (iii) a $10 million term C loan to be funded upon request of the Company no later than April 1, 2024, (iv) a $20 million term D loan to be funded upon request of the Company no later than November 1, 2024, and (v) a $10 million term E loan to be funded upon request of the Company no later than February 28, 2025. Funding of the term B loan is conditioned upon the closing of the Company’s $100 million private placement announced on May 16, 2022, and funding of the term C, D and E loans are conditioned upon satisfaction of certain clinical trial milestones and certain financial covenants determined on a pro forma as-funded basis.

Under the amended Loan Agreement, Innovatus has the right, at its election and until August 9, 2025, the third anniversary of the loan amendment date, to convert into Common Stock up to: (i) 20% of the outstanding principal amount of term A loan, and (ii) an additional 7% of the amount by which the aggregate principal amount of the funded term B, C, D and E loans exceed $35 million, provided that the aggregate outstanding principal amount of all term loans is at least $35 million, with such conversion based upon a price per share equal to $10.00.

The Company is entitled to make interest-only payments for forty-eight months, or up to sixty months from the original loan agreement date if certain conditions are met. The Term Loans will mature on April 8, 2027, the sixth anniversary of the initial funding date, and will bear interest at a rate equal to sum of (a) the greater of (i) Prime Rate (as defined in the amended Loan Agreement) or (ii) 3.25%, plus 5.70%. Additionally, the Company elected to make 4.95% of the interest rate as payable in-kind, which shall accrue as principal monthly. The Amended Loan Agreement includes certain other fees, such as a final fee of 4.5% of the funded loan amounts not converted into equity by the lender, which apply if prepayment, an event of default, or change of control occurs prior to August 9, 2025, the third anniversary of the Amendment date. Subject to certain other conditions, no final fee will be payable after August 9, 2025. The Company has the option to prepay the loan at any time following the first anniversary of the amended loan agreement date, with tiered prepayment fees ranging from 0 – 1% based on when the prepayment occurs. Upon a change in control or event of default, mandatory prepayment will be required, and if such an event occurs prior to the first anniversary of the Amendment date, an additional prepayment fee of 3.0% applies.

The amended Loan Agreement remains secured by all assets of the Company. Proceeds will be used for working capital purposes and to fund the Company’s general business requirements. The amended Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to or based upon liquidity, trailing twelve months revenue and the funded loan amounts.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Quarterly Report for the period ended March 31, 2022 and elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Celcuity is a clinical-stage biotechnology company focused on development of targeted therapies for hormonally driven cancers. The company’s lead therapeutic candidate is gedatolisib, a pan-PI3K/mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The company expects to initiate a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies.

Gedatolisib, is a potent, well-tolerated, small molecule reversible dual inhibitor, administered intravenously, that selectively targets all class I isoforms of PI3K and mammalian target of rapamycin (mTOR). In April 2021, we obtained exclusive global development and commercialization rights to gedatolisib under a license agreement with Pfizer, Inc. We believe gedatolisib’s unique mechanism of action, differentiated chemical structure, favorable pharmacokinetic properties, and intravenous formulation offer distinct advantages over currently approved and investigational therapies that target PI3K or mTOR alone or together.

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

Isoform-specific PI3K inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with isoform-specific inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis still leads to challenging toxicities. The experience with an FDA approved oral p110-α specific inhibitor, Piqray (“alpelisib”), illustrates the challenge. In its Phase 3 pivotal trial Piqray was found to induce a Grade 3 or 4 adverse event (AE) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued alpelisib due to treatment related adverse events. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 10% discontinued treatment.

As of June 30, 2022, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Ten patients from this study continue to receive study treatment, as of June 30, 2022, each of whom have received study treatment for more than three years. The B2151009 clinical trial was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

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

We are preparing to initiate VIKTORIA-1, a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. We expect to initiate the VIKTORIA-1 study in 2022.

The clinical trial will enable separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and are PIK3CA WT will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). Subjects who meet eligibility criteria and are PIK3CA MT will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F).

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

Recent Developments

On August 9, 2022, Celcuity amended its existing debt financing agreement with an affiliate of Innovatus Capital Partners, LLC (“Innovatus”) to provide Celcuity with up to $75 million in term loans, a $50 million increase from the original debt financing agreement dated April 8, 2021. Celcuity received $15 million at the closing of the original agreement in April 2021. Celcuity will be able to draw an additional $20 million tranche following closing of the $100 million private placement. Celcuity will be able to draw on two additional tranches of $10 million each and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches. Celcuity is entitled to make interest only payments for the 48-month period from the original agreement date or for the 60-month period from the original agreement date if certain conditions are met. The loans will mature on April 8, 2027, the sixth anniversary of the initial funding date. Innovatus has the right to convert outstanding principal into shares of Celcuity common stock until the third anniversary of the loan amendment date, with such amount limited to an aggregate of up to $6.5 million assuming all tranches are funded. The loan is secured by all of Celcuity’s assets.

The VIKTORIA-1 Phase 3 clinical trial remains on track to dose the first patient in the next few months. The operational activities required to initiate the clinical trial at a study site are completed. Further details about the study will be available at www.CT.gov. The clinical trial protocol was updated to include an additional study arm (Arm F) to evaluate gedatolisib plus fulvestrant in 50 patients who have PIK3CA mutations. This update was made in response to a recommendation from the European Medicines Agency (EMA) that the study arms for PIK3CA mutated patients mirror the same study arms for PIK3CA non-mutated patients. No changes were made to the primary endpoints. VIKTORIA-1 will evaluate the safety and efficacy of gedatolisib in combination with fulvestrant with or without palbociclib in adults with HR+/HER2- advanced breast cancer whose disease progressed while receiving prior CDK4/6 therapy.

On July 18, 2022, gedatolisib was granted Breakthrough Therapy Designation for HR+/HER2- metastatic breast cancer after progression on CDK4/6 therapy. Breakthrough Therapy designation is granted by the FDA to expedite the development and regulatory review of an investigational medicine that is intended to treat a serious or life-threatening condition. The criteria for Breakthrough Therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. The benefits of Breakthrough Therapy Designation include more intensive guidance from the FDA on an efficient development program, access to a scientific liaison to help accelerate review time, and potential eligibility for priority review if relevant criteria are met. Celcuity’s breakthrough application was supported by data from a Phase 1b study that assessed the safety, tolerability and clinical activity of gedatolisib in combination with palbociclib and fulvestrant in patients with HR+/HER2- metastatic breast cancer whose disease progressed during treatment with a CDK4/6 therapy and an aromatase inhibitor.

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

As we continue to advance our clinical trial collaborations, we remain in close contact with our current clinical sponsors, and principal investigators, as well as prospective pharmaceutical company and clinical collaborators, to monitor the impact of COVID-19 on our trial enrollment timelines and collaboration discussions. We experienced delays in the enrollment of patients in our ongoing clinical trials and now expect interim results from two of our CELsignia Phase 2 clinical trials, FACT-1 and FACT-2 to be delayed until mid-2023 and final results approximately nine months later. We could experience further delays in clinical trials and collaborations with pharmaceutical companies and sponsors if new variants emerge or if the spread of COVID-19 once again accelerates. Due to the inherent uncertainty associated with the COVID-19 pandemic, we are unable to predict the impact the pandemic may have on our clinical trial work and overall financial condition.

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended June 30, 2022 and 2021, we reported a net loss of approximately $10.0 million and $14.0 million, respectively and for the six months ended June 30, 2022 and 2021, we reported a net loss of approximately $17.9 million and $16.8 million, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $73.8 million. As of June 30, 2022, we had cash and cash equivalents of approximately $66.9 million.

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

Research and Development

Since our inception, we have primarily focused on research and development of our CELsignia platform, development and validation of our CELsignia tests, and research related to the discovery of new cancer sub-types. Beginning in April 2021, we are also focusing on development of gedatolisib, a PI3K/mTOR targeted therapy. Research and development expenses primarily include:

●	employee-related expenses related to our research and development activities, including salaries, benefits, recruiting, travel and stock-based compensation expenses;
●	laboratory supplies;
●	consulting fees paid to third parties;
●	clinical trial costs;
●	validation costs for gedatolisib;
●	facilities expenses; and
●	legal costs associated with patent applications.

Internal and external research and development costs are expensed as they are incurred. As we continue development of gedatolisib, initiate the VIKTORIA-1 Phase 3 trial and manage clinical trials to evaluate the efficacy of targeted therapies in cancer patients selected with one of our CELsignia tests, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our first drug, gedatolisib, CELsignia platform and corresponding CELsignia tests. We would expect to begin to incur increased sales and marketing expenses in anticipation of the commercialization of our first drug, gedatolisib, and CELsignia tests. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

Interest expense is primarily due to a loan agreement and finance lease obligations.

Interest Income

Interest income consists of interest income earned on our cash and cash equivalent balances.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$8,367,687	$13,070,108	$(4,702,421)	(36)%
General and administrative	1,233,040	573,360	659,680	115%
Total operating expenses	9,600,727	13,643,468	(4,042,741)	(30)%
Loss from operations	(9,600,727)	(13,643,468)	4,042,741	(30)%

Other income (expense)
Interest expense	(455,445)	(391,187)	(64,258)	16%
Interest income	95,646	1,803	93,843	5,206%
Other income (expense), net	(359,799)	(389,384)	29,585	(8)%
Net loss before income taxes	(9,960,526)	(14,032,852)	4,072,326	(29)%
Income tax benefits	-	-	-	-
Net loss	$(9,960,526)	$(14,032,852)	$4,072,326	(29)%

Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30,		Increase (Decrease)
	2022	2021	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$15,064,000	$15,306,451	$(242,451)	(2)%
General and administrative	2,044,332	1,128,787	915,545	81%
Total operating expenses	17,108,332	16,435,238	673,094	4%
Loss from operations	(17,108,332)	(16,435,238)	(673,094)	4%

Other income (expense)
Interest expense	(890,446)	(391,210)	(499,236)	128%
Interest income	103,805	2,191	101,614	4,638%
Loss on sale of fixed assets	-	(263)	263	n/a
Other income (expense), net	(786,641)	(389,282)	(397,359)	102%
Net loss before income taxes	(17,894,973)	(16,824,520)	(1,070,453)	6%
Income tax benefits	-	-	-	-
Net loss	$(17,894,973)	$(16,824,520)	$(1,070,453)	6%

Research and Development

Our research and development expenses for the three months ended June 30, 2022 were approximately $8.4 million, representing a decrease of approximately $4.7 million, or 36%, compared to the same period in 2021. This decrease reflected a $10 million reduction in gedatolisib licensing related expenses partially offset by increases of $5.3 million in other research and development expenses. In the 2021 period, research and development expenses included a $10.0 million upfront license fee related to the execution of the Pfizer license agreement while there were no licensing agreement expenses for gedatolisib in 2022. Of the $5.3 million increase in research and development expenses, $1.5 million was related to increased employee and consulting expenses, of which $0.5 million was in the form of non-cash stock-based compensation. The remaining $3.8 million increase of research and development expenses is primarily related to costs for existing clinical trials and for activities supporting the initiation of the VIKTORIA-1 pivotal trial.

Our research and development expenses for the six months ended June 30, 2022 were approximately $15.1 million, representing a decrease of approximately $0.2 million, or 2%, compared to the same period in 2021. The decrease reflected a $10 million reduction in gedatolisib licensing related expenses largely offset by increases of $9.8 million in other research and development expenses. In the 2021 period, research and development expenses included a $10.0 million upfront license fee related to the execution of the Pfizer license agreement while there were no licensing agreement expenses for gedatolisib in 2022. Of the $9.8 million increase in research and development expense, $3.1 million was related to increased employee and consulting expenses, of which $0.7 million was in the form of non-cash stock-based compensation. The remaining $6.7 million increase of research and development expenses is related to costs for existing clinical trials and for activities supporting the initiation of the VIKTORIA-1 pivotal trial.

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

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2022 were approximately $1.2 million, representing an increase of approximately $0.6 million, or 115%, compared to the same period in 2021. Employee related expenses accounted for the $0.6 million increase, including approximately $0.5 million in non-cash stock-based compensation.

Our general and administrative expenses for the six months ended June 30, 2022 were approximately $2.0 million, representing an increase of approximately $0.9 million, or 81%, compared to the same period in 2021. Employee related expenses accounted for $0.8 million of the $0.9 million increase, including approximately $0.6 million in non-cash stock-based compensation. The remaining $0.1 million of the increase resulted from director and officer insurance and other professional fees associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib and CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three months ended June 30, 2022 was $0.5 million and represents an increase of $0.1 million, or 16%, compared to the same period in 2021. The increase is due to the loan agreement being in place for the entire three-month period in 2022 rather than for only a fraction of the period in 2021 and a higher interest rate on the loan.

Interest expense for the six months ended June 30, 2022 was $0.9 million and represents an increase of $0.5 million, or 128%, compared to the same period in 2021. The increase is due to the loan agreement being in place for the entire six-month period in 2022 rather than for only a fraction of the period in 2021 and a higher interest rate on the loan.

Interest Income

Interest income for the three months ended June 30, 2022 was $0.1 million higher compared to the same period in 2021. The increase was due to higher market interest rates and a higher cash and cash equivalents balance.

Interest income for the six months ended June 30, 2022 was $0.1 million higher compared to the same period in 2021. The increase was due to higher market interest rates and a higher cash and cash equivalents balance.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through June 30, 2022, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. On June 5, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley, FBR, Inc (the “ATM Agreement”). The ATM Agreement allowed us to sell shares of common stock up to an aggregate offering price of $10.0 million. Through March 31, 2022, we generated approximately $0.1 million of additional cash through sales pursuant to the ATM Agreement, after taking into account commissions and offering expenses. On February 26, 2021, we completed a follow-on offering of our common stock, which generated approximately $25.8 million of additional cash after taking into account underwriting discounts and offering expenses. In conjunction with the follow-on offering, the ATM Agreement was terminated. On April 8, 2021, we entered into a loan agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), whereby Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan with a deadline of March 31, 2022, which we are no longer eligible to draw on, and (iii) a $5 million term C loan to be funded upon our request no later than March 31, 2023. Funding of the term C loan is subject to our ability to achieve certain milestones. On July 1, 2021, we completed a follow-on offering of our common stock, which generated approximately $52.8 million of additional cash after taking into account underwriting discounts of approximately $3.4 million and offering expenses of approximately $0.1 million.

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

On August 9, 2022, the Company amended the loan agreement with Innovatus to provide up to $75 million in term loans. As mentioned above, the initial term A loan of $15 million was funded on April 8, 2021. The Company will be able to draw an additional $20 million following the closing of the $100 million private placement. Additionally, the Company will be able to draw on two additional tranches of $10 million and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches.

Cash from our historical capital raising activities has been our primary source of funds for our operations since inception. As of June 30, 2022, our cash and cash equivalents were approximately $66.9 million, and we had an accumulated deficit of approximately $73.8 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30:

	June 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$(17,222,132)	$(10,139,253)
Investing activities	(34,621)	(57,397)
Financing activities	(118,804)	40,197,362
Net increase (decrease) in cash and cash equivalents	$(17,375,557)	$30,000,712

Operating Activities

Net cash used in operating activities was approximately $17.2 million for the six months ended June 30, 2022 and consisted primarily of a net loss of approximately $17.9 million and working capital changes of approximately $2.1 million, offset by non-cash expense items of approximately $2.8 million. The approximately $2.1 million of working capital changes was primarily due to an increase of approximately $3.9 million in prepaid assets, partially offset by increases in accounts payable and accrued expenses of approximately $0.7 million and $0.9 million, respectively. Non-cash expense items of approximately $2.8 million primarily consisted of approximately $2.3 million of stock-based compensation expense, non-cash interest expense of approximately $0.4 million and depreciation expense of approximately $0.1 million.

Net cash used in operating activities was approximately $10.1 million for the six months ended June 30, 2021 and consisted primarily of a net loss of approximately $16.8 million, offset by non-cash expense items of approximately $6.4 million and working capital changes of $0.3 million. Non-cash expense items of approximately $6.4 million primarily consisted of $5.0 for issuance of common stock related to a license agreement, stock-based compensation expense of approximately $1.0 million, non-cash interest expense of approximately $0.2 million and depreciation expense of approximately $0.2 million. The approximately $0.3 million of working capital changes was primarily due to an increase in accounts payable and a decrease in accrued expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 were minimal and consisted of purchases of property and equipment.

Financing Activities

Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2022 and consisted of payments for secondary registration statement costs, offset partially by proceeds from the exercise of employee stock options and proceeds from employee stock purchases.

Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $40.2 million. The $40.2 million primarily consisted of approximately $25.8 million from net proceeds from the sale of shares of our common stock through a follow-on offering and approximately $14.3 million from net proceeds related to the closing of a loan agreement. The remaining $0.1 million was the result of proceeds from the exercise of common stock warrants and employee stock options and proceeds from employee stock purchases.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; the potential impact of the COVID-19 pandemic on our business; our initial success being heavily dependent on the success of our CELsignia HER2 Pathway Activity Test; our inability to develop and commercialize gedatolisib; our inability to determine whether our CELsignia tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELsignia tests and gedatolisib; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELsignia tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Quarterly Report for the period ended March 31, 2022 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report, including important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Quarterly Report on Form 10-Q for the period ended March 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1	Form of Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

3.1*	Certificate of Incorporation of the Company, as amended.

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017.

4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020).

4.3	Form of Warrant to Purchase Units of Membership Interest issued by Celcuity LLC to Cedar Point Capital, LLC, as placement agent of membership units and unsecured convertible promissory notes of Celcuity LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

4.4	Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).
4.5	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.6	Form of Warrant, incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021.

4.7	Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer, Inc., incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021.

4.8	Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP., incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021.

4.9	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022.

4.10	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed May 16, 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022.

10.1	Securities Purchase Agreement, dated May 15, 2022, by and among the Company and the Purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022.

10.2	Registration Rights Agreement, dated May 15, 2022, by and among the Company and the Purchasers named therein, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2022	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

