Form 10-Q
period 2022-09-30
Celcuity Inc.
filed 2022-11-10
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On November 3, 2022 there were 15,459,739 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$57,483,776	$84,286,381
Deposits	22,009	22,009
Deferred transaction costs	349,147	22,144
Payroll tax receivable	260,926	298,764
Prepaid assets	6,578,252	722,677
Total current assets	64,694,110	85,351,975
Property and equipment, net	302,005	312,444
Operating lease right-of-use assets	295,535	241,901
Total Assets	$65,291,650	$85,906,320
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$3,168,198	$1,507,099
Finance lease liabilities	3,916	5,850
Operating lease liabilities	194,643	189,858
Accrued expenses	3,278,315	802,893
Total current liabilities	6,645,072	2,505,700
Finance lease liabilities	-	2,449
Operating lease liabilities	107,830	61,771
Note payable, non-current	15,013,407	14,625,923
Total Liabilities	21,766,309	17,195,843
Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value: 65,000,000 and 25,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 14,942,958 and 14,918,887 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	14,943	14,919
Additional paid-in capital	128,225,939	124,622,405
Accumulated deficit	(84,715,541)	(55,926,847)
Total Stockholders’ Equity	43,525,341	68,710,477
Total Liabilities and Stockholders’ Equity	$65,291,650	$85,906,320

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses:

Research and development	$9,621,505	$4,960,515	$24,685,505	$20,266,965
General and administrative	1,022,050	639,271	3,066,382	1,768,058
Total operating expenses	10,643,555	5,599,786	27,751,887	22,035,023
Loss from operations	(10,643,555)	(5,599,786)	(27,751,887)	(22,035,023)

Other income (expense)
Interest expense	(537,661)	(433,072)	(1,428,108)	(824,283)
Interest income	287,495	5,612	391,301	7,803
Loss on sale of fixed assets	-	-	-	(263)
Other income (expense), net	(250,166)	(427,460)	(1,036,807)	(816,743)
Net loss before income taxes	(10,893,721)	(6,027,246)	(28,788,694)	(22,851,766)
Income tax benefits	-	-	-	-
Net loss	$(10,893,721)	$(6,027,246)	$(28,788,694)	$(22,851,766)

Net loss per share, basic and diluted	$(0.75)	$(0.41)	$(1.95)	$(1.78)

Weighted average common shares outstanding, basic and diluted	14,938,224	14,877,619	14,928,727	12,867,484

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	14,918,887	$14,919	$124,622,405	$(55,926,847)	$68,710,477
Stock-based compensation	-	-	756,271	-	756,271
Exercise of common stock options, net of shares withheld for exercise price	1,415	1	7,413	-	7,414
Net loss	-	-	-	(7,934,447)	(7,934,447)
Balance at March 31, 2022 (unaudited)	14,920,302	$14,920	$125,386,089	$(63,861,294)	$61,539,715
Stock-based compensation	3,273	3	1,519,456	-	1,519,459
Employee stock purchases	15,888	16	80,525	-	80,541
Exercise of common stock options, net of shares withheld for exercise price	1,871	2	9,540	-	9,542
Net loss	-	-	-	(9,960,526)	(9,960,526)
Balance at June 30, 2022 (unaudited)	14,941,334	$14,941	$126,995,610	$(73,821,820)	$53,188,731
Stock-based compensation	250	-	1,223,054	-	1,223,054
Exercise of common stock options, net of shares withheld for exercise price	1,374	2	7,275	-	7,277
Net loss	-	-	-	(10,893,721)	(10,893,721)
Balance at September 30, 2022 (unaudited)	14,942,958	$14,943	$128,225,939	$(84,715,541)	$43,525,341

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2021

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

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(28,788,694)	$(22,851,766)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	161,981	240,206
Stock-based compensation	3,498,784	1,689,331
Issuance of common stock, licensing agreement	-	5,000,000
Amortization of debt issuance costs and discount	284,184	173,361
Payment-in-Kind interest	311,764	196,348
Non-cash operating lease, net	(2,791)	(7,681)
Loss on sale of fixed assets	-	263
Changes in operating assets and liabilities:
Payroll tax receivable	37,838	(166,309)
Prepaid assets and deposits	(5,855,575)	(120,311)
Accounts payable	1,553,176	1,553,381
Accrued expenses	2,270,422	105,239
Net cash used for operating activities	(26,528,911)	(14,187,938)

Cash flows from investing activities:
Purchases of property and equipment	(46,724)	(71,959)
Proceeds from sale of property and equipment	-	500
Net cash used for investing activities	(46,724)	(71,459)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	-	11,257
Proceeds from exercise of employee stock options	24,233	41,959
Proceeds from employee stock purchases	80,541	25,817
Proceeds from follow-on offering, net of underwriting discounts and offering costs	-	78,530,585
Proceeds from note payable, net of debt issuance costs and discount of $652,061	-	14,347,939
Payments for debt issuance costs	(8,463)	-
Gross proceeds from an ATM offering	-	38,962
Payments for secondary registration statement costs	(318,897)	(3,868)
Payments for finance leases	(4,384)	(4,353)
Net cash (used for) provided by financing activities	(226,970)	92,988,298
Net change in cash and cash equivalents	(26,802,605)	78,728,901

Cash and cash equivalents:
Beginning of period	84,286,381	11,637,911
End of period	$57,483,776	$90,366,812

Supplemental disclosure of cash flow information:
Interest paid	$832,161	$454,573
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable	$104,818	$-
Offering and registration statement costs included in accounts payable	11,230	-
Deferred financing costs and offering and registration statement costs included in accrued expenses	205,000	-
Issuance of common stock warrants and final fee recognized as discount to note payable	-	964,839

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Nine Months Ended September 30, 2022 and 2021)

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company focused on development of targeted therapies for multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a potent, reversible dual inhibitor that selectively targets all Class I PI3K isoforms and mTOR. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The Company initiated a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2021 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Application of New or Revised Accounting Standards

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), a company constituting an “emerging growth company” is, among other things, entitled to rely upon certain reduced reporting requirements. The Company is an emerging growth company but has irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. The Company’s emerging growth company filer status will cease on its Form 10-K filing for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance on how an issuer should account for modifications made to equity-classified written call options. The guidance in the ASU requires the issuer to treat the modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. The issuer should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The standard is effective for all entities for all fiscal years beginning after December 15, 2021. The Company adopted this accounting standard effective January 1, 2022, and based on the standard, determined that the Representative’s Warrant amendment was equity-classified, treated as a deemed dividend within Additional Paid-in Capital, and the estimated incremental fair value of the modification for the Representative’s Warrant at the date of amendment was $271,988.

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

For the three and nine months ended September 30, 2022 and 2021, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were options to purchase 1,919,114 and 1,184,721 shares of common stock, respectively, warrants to purchase 309,652 and 378,442 shares of common stock, respectively, and 3,273 and 2,964 shares of restricted common stock, respectively.

In accordance with ASU 2021-04, for purposes of calculating basic and diluted net loss per share for the three- and nine-month periods ended September 30, 2022, the reported net loss was increased by approximately $272,000 related to the deemed dividend resulting from the amendment to the warrant agreement as further discussed in Note 5. This adjustment increased the basic and diluted net loss per share by $.02 for the three- and nine-month periods ended September 30, 2022.

4. Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In September 2017, the Company entered into a non-cancelable operating lease agreement for building space. The lease commenced, and the Company moved to the facility in May 2018, in conjunction with the termination of its then existing lease. Rent expense is recorded on a straight-line basis over the lease term. In July 2020, the Company signed an amendment to extend this lease through April 30, 2022. The lease amendment provides for monthly rent, real estate taxes and operating expenses. As a result of the lease amendment, the Company recorded an incremental $197,211 in the operating right-of-use (“ROU”) asset and lease liability. In July 2021, the Company signed the second amendment to extend this lease through April 30, 2023. The lease amendment provides for monthly rent, real estate taxes and operating expenses. As a result of the lease amendment, the Company recorded an incremental $193,571 in the operating right-of-use (“ROU”) asset and lease liability. In July 2022, the Company signed the third amendment to extend this lease through April 30, 2024. This amendment provides for monthly rent, real estate taxes and operating expenses. The Company recorded an incremental $195,437 in the operating right-of-use (“ROU”) asset and lease liability pertaining to this amendment.

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

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMO’s, and CRO’s. The Company currently has five Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Phase 1B study and the Expanded Access study, are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical study (VIKTORIA-1) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2022, the Company had only one material non-cancelable contractual commitment with respect to these arrangements, which totaled approximately $2.5 million.

5. Stockholders’ Equity

On September 13, 2022, the Company entered into a First Amendment to Representative’s Warrant (the “Warrant Amendment”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”), amending the terms of that certain Representative’s Warrant, dated September 22, 2017 (the “Representative’s Warrant”) issued by the Company to Craig-Hallum in connection with the Company’s initial public offering. Under the terms of the Warrant Amendment, (i) the number of shares of the Company’s common stock issuable upon exercise of the Representative’s Warrant was reduced from 138,000 shares to 70,000 shares, and (ii) the exercise period of the Representative’s Warrant was extended three years to September 19, 2025. There were no other material amendments or modifications to the Representative’s Warrant. The estimated incremental fair value of the Representative’s Warrant at the date of amendment was $271,988. As the Company has an accumulated deficit balance in Retained Earnings, the incremental impact will be recorded as a deemed dividend, classified within Additional Paid-in Capital.

On September 1, 2022, the Company held a Special Meeting of Stockholders, at which the Company’s stockholders approved a proposal to amend the Company’s Certificate of Incorporation to increase the authorized number of the Company’s Common Stock from 30,000,000 shares to 65,000,000 shares.

On May 15, 2022, the Company entered into a securities purchase agreement with certain institutional and other accredited investors for the sale of Company common stock, preferred stock that may be convertible into common stock and warrants initially exercisable for preferred stock for $100 million in the aggregate, before deducting placement agent fees and other offering expenses. Pursuant to the securities purchase agreement, investors will purchase shares of common stock and preferred stock at a price per share of $5.75 (on an as converted to common stock basis). For each share of common stock and each 1/10 of a share of preferred stock purchased, investors will receive a warrant exercisable for 0.40 shares of common stock. The exercise price of the warrants will be at a 40% premium to the price paid by investors for the initial shares of common stock purchased in the private placement. The preferred stock will be convertible into common stock at the holder’s election, subject to certain limitations such as beneficial ownership. The closing of the private placement is conditioned on, among other customary items, the first patient enrolled in the Company’s Phase 3 clinical study (VIKTORIA-1) having received their first dose of treatment at a clinical site located in the United States, provided that if such date does not occur on or before December 31, 2022, each investor will have the right to terminate its obligation to purchase securities under the securities purchase agreement. The Company also entered into a customary registration rights agreement with the investors pursuant to which it agreed to file a registration statement with the SEC registering the resale of (i) the shares of common stock to be issued and sold in the private placement, (ii) the shares of common stock issuable upon conversion of the preferred stock purchased in the private placement and (iii) the shares of common stock issuable upon conversion of the shares of preferred stock that may be issued upon exercise of warrants purchased in the private placement. As of September 30, 2022, the Company has incurred $142,241 in fees related to the transaction.

On February 4, 2022, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent (“Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. The Company will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds from each sale of such shares. On October 12, 2022, pursuant to the above agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses).

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

During the nine months ended September 30, 2022 and 2021, the Company sold 0 and 3,082 shares, respectively, of common stock pursuant to the ATM Agreement, at an average selling price of $12.64 per share. On February 23, 2021, in conjunction with the Company’s follow-on offering, the ATM Agreement was terminated through the Agent.

6. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30:

	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,315,321	$11.97	849,949	$9.33
Granted	720,047	7.19	402,550	23.04
Exercised	(4,660)	5.20	(40,620)	7.26
Forfeited	(111,594)	10.86	(27,158)	19.07
Balance at September 30	1,919,114	$6.08	1,184,721	$13.84

Options exercisable at September 30:	882,215	$5.92	560,915	$9.45

Weighted Average Grant Date Fair Value for options granted during the period:		$4.87		$15.28

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2022:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,919,114	7.98	$6.08	$7,791,703	882,215	$5.92	$3,779,591

The Company recognized stock-based compensation expense for stock options of $1,162,751 and $673,022 for the three months ended September 30, 2022 and 2021, respectively and $3,329,969 and $1,611,575 for the nine months ended September 30, 2022 and 2021, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17, 2022. The effect of this modification on stock-based compensation was $49,088 for the three months ending September 30, 2022 and $477,431 for the nine months ending September 30, 2022. The effect of this modification on stock-based compensation over the remaining service period will be approximately $389,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect of this modification on stock-based compensation was $21,778 and $0 for the three months ended September 30, 2022 and 2021, respectively and $75,562 and $0 for the nine months ended September 30, 2022 and 2021, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $219,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect of this modification on stock-based compensation was $7,681 and $12,602 for the three months ended September 30, 2022 and 2021, respectively and $30,897 and $34,396 for the nine months ended September 30, 2022 and 2021. The effect of this modification on stock-based compensation over the remaining service period will be approximately $27,000.

The Black-Scholes option-pricing model was used to estimate the grant date fair value of equity-based awards with the following weighted-average assumptions for the nine months ended September 30:

	2022	2021
Risk-free interest rate	1.68% - 3.93%	0.63% - 1.16%
Expected volatility	76.2% - 79.6%	76.6% - 76.9%
Expected life (years)	5.29 to 6.25	5.0 to 6.08
Expected dividend yield	0%	0%

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

The Company had 3,273 and 2,964 shares of restricted stock outstanding as of September 30, 2022 and 2021, respectively, and 250 and 0 shares of restricted stock vested during the three months ended September 30, 2022 and 2021. The Company recognized stock-based compensation expense for restricted stock of $7,245 and $20,792 for the three months ended September 30, 2022 and 2021, respectively and $36,686 and $59,359 for the nine months ended September 30, 2022 and 2021, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,540, 102,998 and 149,189 shares on January 1, 2020, 2021 and 2022, respectively, and will increase automatically on January 1 each year from 2023 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. At the Annual Meeting held on May 12, 2021 and May 12, 2022, the stockholders approved a one-time, 500,000 increase each year for a total increase of 1,000,000 to the number of shares reserved for issuance under the 2017 Plan. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for grant under the Company’s 2017 Plan as of September 30, 2022 was 325,094.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows for the year ended:

2022	$1,116,837
2023	3,277,254
2024	2,130,739
2025	1,333,749
2026	176,866
Total estimated compensation cost to be recognized	$8,035,445

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $53,058 and $6,102 for the three months ended September 30, 2022 and 2021, respectively and $132,129 and $18,397 for the nine months ended September 30, 2022 and 2021, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,270, 51,499 and 74,594 shares on January 1, 2020, 2021 and 2022, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of September 30, 2022 was 208,929.

The Company recognized total stock-based compensation expense as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense in operating expenses:
Research and development	$676,524	$434,597	$1,937,707	$1,017,855
General and administrative	546,530	265,319	1,561,077	671,476
Total	$1,223,054	$699,916	$3,498,784	$1,689,331

7. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender. The Lender agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan to be funded upon request of the Company no later than March 31, 2022, and (iii) a $5 million term C loan to be funded upon request of the Company no later than March 31, 2023 (collectively the “Term Loans”). The Company is no longer eligible to draw on the term B loan. Funding of the term C is subject to the Company’s ability to achieve certain milestones.

The Loan Agreement also contains certain events of default, warranties and covenants of the Company. In connection with each funding of the Term Loans, the Company is required to issue Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s stock equal to 2.5% of the principal amount of the relevant Term Loan funded by the exercise price, which will be based on the lower of (i) $14.40 per share or (ii) the volume weighted price per share of the Company’s stock for the five-trading day period ending on the last trading day immediately preceding the funding date of the Term C loan. The warrants may be exercised on a cashless basis and are immediately exercisable through the tenth anniversary of the applicable funding date. In connection with the first tranche of the Term Loans, the Company issued a warrant to Innovatus to purchase 26,042 shares of the Company’s common stock at an exercise price of $14.40 per share. The company evaluated the warrant under ASC 470, debt, and recognized an additional debt discount of approximately $0.3 million based on the relative fair value of the base instruments and warrants. The company calculated the fair value of the warrant using the Black-Scholes model. In connection with the funding of the first tranche of the Term Loans, a final fee of approximately $0.7 million was recorded as additional principal as a debt discount, and a facility fee of approximately $0.1 million was recorded as additional debt discount. The Company is also required to maintain a minimum cash balance in agreement with the term loans’ default terms.

On August 9, 2022, the Company amended the Loan Agreement. Under the amended Loan Agreement, Innovatus, as Lender, has agreed to loan up to $75 million, a $50 million increase from the original Loan Amount, in five tranches consisting of: (i) a $15 million term A loan that was funded on April 8, 2021 upon entering into the original Loan Agreement, (ii) a $20 million term B loan to be funded upon request of the Company no later than December 31, 2022, with such funding conditioned upon the closing of the Company’s $100 million private placement announced on May 16, 2022, (iii) a $10 million term C loan to be funded upon request of the Company no later than April 1, 2024, (iv) a $20 million term D loan to be funded upon request of the Company no later than November 1, 2024, and (v) a $10 million term E loan to be funded upon request of the Company no later than February 28, 2025. Funding of the term B loan is conditioned upon the closing of the Company’s $100 million private placement announced on May 16, 2022, and funding of the term C, D, and E loans are conditioned upon satisfaction of certain clinical trial milestones and certain financial covenants determined on a pro forma as-funded basis.

Under the amended Loan Agreement, Innovatus has the right, at its election and until August 9, 2025, the third anniversary of the loan amendment date, to convert into Common Stock up to (1) 20% of the outstanding principal amount of term A loan, and (ii) an additional 7% of the amount by which the aggregate principal amount of the funded term B, C, D, and E loans exceed $35 million, provided that the aggregate outstanding principal amount of all term loans is at least $35 million, which such conversion based upon a price per share equal to $10.00.

The Company is entitled to make interest-only payments for forty-eight months, or up to sixty months from the original Loan Agreement date if certain conditions are met. The Term Loans will mature on April 8, 2027, the sixth anniversary of the initial funding date, and will bear interest at a rate equal to the sum of (a) the greater of (i) Prime Rate (as defined in the amended Loan Agreement) or (ii) 3.25%, plus 5.7%. Additionally, the Company elected to make 4.95% of the interest rate as payable in-kind, which shall accrue as principal monthly. The Amended Loan Agreement includes certain other fees, such as a final fee of 4.5% of the funded loan amounts not converted into equity by the lender, which apply if prepayment, an event of default, or change of control occurs prior to August 9, 2025, the third anniversary of the Amendment date. Subject to certain other conditions, no final fee will be payable after August 9, 2025. The Company has the option to prepay the loan at any time following the first anniversary of the amended loan agreement date, with tiered prepayment fees ranging from 0 to 1% based on when the prepayment occurs. Upon a change in control or event of default, mandatory prepayment will be required, and if such an event occurs prior to the first anniversary of the Amendment date, an additional prepayment fee of 3.0% applies.

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

In connection with the original and amended Loan Agreement and the funding of the first tranche of the Term Loans, the Company incurred debt issuance costs of approximately $0.7 million. The debt issuance costs, and the debt discount are amortized to interest expense using the effective interest method over the life of the Term Loans. The carrying value of the debt approximates fair value as of September 30, 2022.

Long-term debt consisted of the following:

September 30, 2022

Note payable	$15,000,000
Add: Payment-in-Kind interest (added to principal)	611,765
Add: final fee	675,000
Less: unamortized debt issuance costs	(481,304)
Less: unamortized debt discount	(792,054)
Total long-term debt	$15,013,407

Future principal payments, including the final fee, are as follows:

Years Ending December 31,

2024	$5,854,412
2025	7,805,882
2026	2,626,471
Total	$16,286,765

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

Overview

Celcuity is a clinical-stage biotechnology company focused on development of targeted therapies for treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a pan-PI3K/mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The Company initiated VIKTORIA-1, a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies.

Gedatolisib is a potent, well-tolerated, small molecule reversible dual inhibitor, administered intravenously, that selectively targets all class I isoforms of PI3K and mammalian target of rapamycin (mTOR). In April 2021, we obtained exclusive global development and commercialization rights to gedatolisib under a license agreement with Pfizer, Inc. We believe gedatolisib’s unique mechanism of action, differentiated chemical structure, favorable pharmacokinetic properties, and intravenous formulation offer distinct advantages over currently approved and investigational therapies that target PI3K or mTOR alone or together.

●	Overcomes limitations of therapies that only inhibit a single class I PI3K isoform or only one mTOR kinase complex

Gedatolisib is a pan-class I isoform PI3K and mTOR inhibitor with low nanomolar potency for the p110α, p110β, p110γ, and p110δ isoforms and mTORC1 and mTORC2 complexes. Each PI3K isoform and mTOR complex is known to preferentially affect different signal transduction events that involve tumor cell survival, depending upon the aberrations associated with the linked pathway. When a therapy only inhibits a single class I isoform (e.g., alpelisib, a PI3K-α inhibitor) or only one mTOR kinase complex (e.g., everolimus, an mTORC1 inhibitor), numerous feedforward and feedback loops between the PI3K isoforms and mTOR complexes cross-activates the uninhibited sub-units. This, in turn, induces compensatory resistance that reduces the efficacy of isoform specific PI3K or single mTOR kinase complex inhibitors. Inhibiting all four PI3K isoforms and both mTOR complexes, as gedatolisib does, thus prevents the confounding effect of isoform interaction that may occur with isoform-specific PI3K inhibitors and the confounding interaction between PI3K isoforms and mTOR.

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

As of September 30, 2022, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Nine patients from this study continue to receive study treatment, as of September 30, 2022, each of whom have received study treatment for more than three years. The B2151009 clinical trial was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

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

We activated VIKTORIA-1, a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. Two hundred clinical sites in North America, Europe, South America, Asia, and Australia have been selected to participate in the study. The first clinical site was activated in the third quarter.

The clinical trial will enable separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and are PIK3CA WT will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). Subjects who meet eligibility criteria and are PIK3CA MT will be randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F).

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

Recent Developments

On August 9, 2022, Celcuity amended its existing debt financing agreement with an affiliate of Innovatus Capital Partners, LLC (“Innovatus”) to provide Celcuity with up to $75 million in term loans, a $50 million increase from the original debt financing agreement dated April 8, 2021. Celcuity received $15 million at the closing of the original agreement in April 2021. Celcuity will be able to draw an additional $20 million tranche following closing the of the $100 million private placement. Celcuity will be able to draw on two additional tranches of $10 million each and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches. Celcuity is entitled to make interest only payments for the 48-month period from the original agreement date or for the 60-month period from the original agreement date if certain conditions are met. The loans will mature on April 8, 2027, the sixth anniversary of the initial funding date. Innovatus has the right to convert outstanding principal into shares of Celcuity common stock until the third anniversary of the loan amendment date, with such amount limited to an aggregate of up to $6.5 million assuming all tranches are funded. The loan is secured by all of Celcuity’s assets.

Celcuity completed selection of clinical trial sites for the Phase 3 VIKTORIA-1 clinical trial. The 200-sites selected exceeded the number of sites initially targeted. Operational activities are focused now on facilitating activation of these sites and to dose the first patient. The clinical trial protocol was updated to include an additional study arm (Arm F) to evaluate gedatolisib plus fulvestrant in 50 patients who have PIK3CA mutations. This update was made in response to a recommendation from the European Medicines Agency (EMA) that the study arms for PIK3CA mutated patients mirror the same study arms for PIK3CA non-mutated patients. No changes were made to the primary endpoints. VIKTORIA-1 will evaluate the safety and efficacy of gedatolisib in combination with fulvestrant with or without palbociclib in adults with HR+/HER2- advanced breast cancer whose disease progressed while receiving prior CDK4/6 therapy. Further details about the study are available at ClinicalTrials.gov.

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

On May 15, 2022, the Company entered into a securities purchase agreement with certain institutional and other accredited investors for the sale of Company common stock, preferred stock that may be convertible into common stock and warrants initially exercisable for preferred stock for $100 million in the aggregate, before deducting placement agent fees and other offering expenses. Pursuant to the securities purchase agreement, investors will purchase shares of common stock and preferred stock at a price per share of $5.75 (on an as converted to common stock basis). For each share of common stock and each 1/10 of a share of preferred stock purchased, investors will receive a warrant exercisable for 0.40 shares of common stock. The exercise price of the warrants will be at a 40% premium to the price paid by investors for the initial shares of common stock purchased in the private placement. The preferred stock will be convertible into common stock at the holder’s election, subject to certain limitations such as beneficial ownership. The closing of the private placement is conditioned on, among other customary items, the first patient enrolled in the Company’s Phase 3 clinical study (VIKTORIA-1) having received their first dose of treatment at a clinical site located in the United States, provided that if such date does not occur on or before December 31, 2022, each investor will have the right to terminate its obligation to purchase securities under the securities purchase agreement. The Company also entered into a customary registration rights agreement with the investors pursuant to which it agreed to file a registration statement with the SEC registering the resale of (i) the shares of common stock to be issued and sold in the private placement, (ii) the shares of common stock issuable upon conversion of the preferred stock purchased in the private placement and (iii) the shares of common stock issuable upon conversion of the shares of preferred stock that may be issued upon exercise of warrants purchased in the private placement.

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

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended September 30, 2022 and 2021, we reported a net loss of approximately $10.9 million and $6.0 million, respectively and for the nine months ended September 30, 2022 and 2021, we reported a net loss of approximately $28.8 million and $22.9 million, respectively. As of September 30, 2022, we had an accumulated deficit of approximately $84.7 million. As of September 30, 2022, we had cash and cash equivalents of approximately $57.5 million.

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

Internal and external research and development costs are expensed as they are incurred. As we continue development of gedatolisib, manage the VIKTORIA-1 Phase 3 trial and other clinical trials to evaluate the efficacy of targeted therapies in cancer patients selected with one of our CELsignia tests, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	$	Percent Change

Statements of Operations Data:
Operating expenses:

Research and development	$9,621,505	$4,960,515	$4,660,990	94%
General and administrative	1,022,050	639,271	382,779	60%
Total operating expenses	10,643,555	5,599,786	5,043,769	90%
Loss from operations	(10,643,555)	(5,599,786)	(5,043,769)	90%

Other income (expense)
Interest expense	(537,661)	(433,072)	(104,589)	24%
Interest income	287,495	5,612	281,883	5,023%
Other income (expense), net	(250,166)	(427,460)	177,294	(41)%
Net loss before income taxes	(10,893,721)	(6,027,246)	(4,866,475)	81%
Income tax benefits	-	-	-	-%
Net loss	$(10,893,721)	$(6,027,246)	$(4,866,475)	81%

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,		Increase (Decrease)
	2022	2021	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$24,685,505	$20,266,965	$4,418,540	22%
General and administrative	3,066,382	1,768,058	1,298,324	73%
Total operating expenses	27,751,887	22,035,023	5,716,864	26%
Loss from operations	(27,751,887)	(22,035,023)	(5,716,864)	26%

Other income (expense)
Interest expense	(1,428,108)	(824,283)	(603,825)	73%
Interest income	391,301	7,803	383,498	4,915%
Loss on sale of fixed assets	-	(263)	263	n/a %
Other income (expense), net	(1,036,807)	(816,743)	(220,064)	27%
Net loss before income taxes	(28,788,694)	(22,851,766)	(5,936,928)	26%
Income tax benefits	-	-	-	-%
Net loss	$(28,788,694)	$(22,851,766)	$(5,936,928)	26%

Research and Development

Our research and development expenses for the three months ended September 30, 2022 were approximately $9.6 million, representing an increase of approximately $4.7 million, or 94%, compared to the same period in 2021. Of the $4.7 million increase in research and development expenses, $1.2 million was related to increased employee and consulting expenses, of which $0.2 million was in the form of non-cash stock-based compensation. The remaining $3.5 million increase of research and development expenses is primarily related to costs for existing clinical trials and for activities supporting the initiation of the VIKTORIA-1 pivotal trial.

Our research and development expenses for the nine months ended September 30, 2022 were approximately $24.7 million, representing an increase of approximately $4.4 million, or 22%, compared to the same period in 2021. Included in the $4.4 million increase is a $10 million reduction in gedatolisib licensing related expenses offset by increases of $14.4 million in other research and development expenses. In the 2021 period, research and development expenses included a $10.0 million upfront license fee related to the execution of the Pfizer license agreement while there were no licensing agreement expenses for gedatolisib in 2022. Of the $14.4 million increase in research and development expense, $4.2 million was related to increased employee and consulting expenses, of which $0.9 million was in the form of non-cash stock-based compensation. The remaining $10.2 million increase of research and development expenses is related to costs for existing clinical trials and for activities supporting the initiation of the VIKTORIA-1 pivotal trial.

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

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2022 were approximately $1.0 million, representing an increase of approximately $0.4 million, or 60%, compared to the same period in 2021. Employee related expenses accounted for $0.3 million of the $0.4 million increase, including approximately $0.3 million in non-cash stock-based compensation. The remaining $0.1 million increase of general and administrative expenses resulted from director and officer insurance and other professional fees associated with being a public company.

Our general and administrative expenses for the nine months ended September 30, 2022 were approximately $3.1 million, representing an increase of approximately $1.3 million, or 73%, compared to the same period in 2021. Employee related expenses accounted for $1.1 million of the $1.3 million increase, including approximately $0.9 million in non-cash stock-based compensation. The remaining $0.2 million of the increase resulted from director and officer insurance and other professional fees associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib and CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $0.5 million and represents an increase of $0.1 million, or 24%, compared to the same period in 2021. The increase is due to a higher interest rate on the loan.

Interest expense for the nine months ended September 30, 2022 was $1.4 million and represents an increase of $0.6 million, or 73%, compared to the same period in 2021. The increase is due to the loan agreement being in place for the entire nine-month period in 2022 rather than for only a fraction of the period in 2021 and a higher interest rate on the loan.

Interest Income

Interest income for the three months ended September 30, 2022 was $0.3 million higher compared to the same period in 2021. The increase was due to higher market interest rates.

Interest income for the nine months ended September 30, 2022 was $0.4 million higher compared to the same period in 2021. The increase was due to higher market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through September 30, 2022, we have raised capital of approximately $13.7 million and $7.5 million through private placements of common equity and unsecured convertible notes, respectively. On September 22, 2017, we closed on the initial public offering of our common stock, which generated approximately $23.3 million of additional cash after taking into account underwriting discounts and commissions and offering expenses. On June 5, 2020, we entered into an At Market Issuance Sales Agreement with B. Riley, FBR, Inc (the “ATM Agreement”). The ATM Agreement allowed us to sell shares of common stock up to an aggregate offering price of $10.0 million. Through September 30, 2022, we generated approximately $0.1 million of additional cash through sales pursuant to the ATM Agreement, after taking into account commissions and offering expenses. On February 26, 2021, we completed a follow-on offering of our common stock, which generated approximately $25.8 million of additional cash after taking into account underwriting discounts and offering expenses. In conjunction with the follow-on offering, the ATM Agreement was terminated. On April 8, 2021, we entered into a loan agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), whereby Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan with a deadline of March 31, 2022 and we are no longer eligible to draw on, and (iii) a $5 million term C loan to be funded upon our request no later than March 31, 2023. Funding of the term C loan is subject to our ability to achieve certain milestones. On July 1, 2021, we completed a follow-on offering of our common stock, which generated approximately $52.8 million of additional cash after taking into account underwriting discounts of approximately $3.4 million and offering expenses of approximately $0.1 million.

On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. On October 12, 2022, pursuant to this agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses).

On May 15, 2022, we entered into a securities purchase agreement with certain institutional and other accredited investors for the sale of Company common stock, preferred stock that may be convertible into common stock and warrants exercisable for common stock for $100 million in the aggregate, before deducting placement agent fees and other offering expenses. Pursuant to the securities purchase agreement, investors will purchase shares of common stock and preferred stock at a price per share of $5.75 (on an as converted to common stock basis), with the closing (funding) of such purchase to occur following the achievement of a milestone in our Phase 3 study (VIKTORIA-1). The sale of shares of common stock includes forty percent (40%) warrant coverage and customary resale registration rights. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” above for additional details.

On August 9, 2022, the Company amended the loan agreement with Innovatus to provide up to $75 million in term loans. As mentioned above, the initial term A loan of $15 million was funded on April 8, 2021. Th Company will be able to draw an additional $20 million following the closing of the $100 million private placement. Additionally, the Company will be able to draw on two additional tranches of $10 million and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches.

Cash from our historical capital raising activities has been our primary source of funds for our operations since inception. As of September 30, 2022, our cash and cash equivalents were approximately $57.5 million, and we had an accumulated deficit of approximately $84.7 million.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30:

	September 30,
	2022	2021

Net cash provided by (used in):
Operating activities	$(26,528,911)	$(14,187,938)
Investing activities	(46,724)	(71,459)
Financing activities	(226,970)	92,988,298
Net increase (decrease) in cash and cash equivalents	$(26,802,605)	$78,728,901

Operating Activities

Net cash used in operating activities was approximately $26.5 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of approximately $28.8 million and working capital changes of approximately $2.0 million, offset by non-cash expense items of approximately $4.3 million. The approximately $2.0 million of working capital changes was primarily due to an increase of approximately $5.9 million in prepaid assets, partially offset by increases in accounts payable and accrued expenses of approximately $1.6 million and $2.3 million, respectively. Non-cash expense items of approximately $4.3 million primarily consisted of approximately $3.5 million of stock-based compensation expense, non-cash interest expense of approximately $0.6 million and depreciation expense of approximately $0.2 million.

Net cash used in operating activities was approximately $14.2 million for the nine months ended September 30, 2021 and consisted primarily of a net loss of approximately $22.9 million, offset by non-cash expense items of approximately $7.3 million and working capital changes of $1.4 million. Non-cash expense items of approximately $7.3 million primarily consisted of $5.0 million for issuance of common stock related to a license agreement, stock-based compensation expense of approximately $1.7 million, non-cash interest expense of approximately $0.4 million and depreciation expense of approximately $0.2 million. The approximately $1.4 million of working capital changes was primarily due to an increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 were minimal and consisted of purchases of property and equipment.

Financing Activities

Net cash used in financing activities was approximately $0.2 million for the nine months ended September 30, 2022 and consisted of payments for secondary registration statement costs, offset partially by proceeds from the exercise of employee stock options and proceeds from employee stock purchases.

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $93.0 million. The $93.0 million primarily consisted of approximately $78.5 million from net proceeds from the sale of shares of our common stock through two follow-on offerings and approximately $14.4 million from net proceeds related to the closing of a loan agreement. The remaining $0.1 million was the result of proceeds from the exercise of common stock warrants and employee stock options and proceeds from employee stock purchases.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials, including the timing of activating a Phase 3 clinical trial for gedatolisib and enrolling patients in such trial; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELsignia tests and to continue to develop gedatolisib; (iii) our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests; (iv) the expected benefits of gedatolisib; (v) our expectations regarding the timeline of patient enrollment and results from clinical trials, including the existing clinical trial for gedatolisib; (vi) the future payments that may be owed to Pfizer under the license agreement; (vii) our expectations regarding partnering with pharmaceutical companies and other third parties; (viii) our expectations regarding revenue from sales of CELsignia tests and revenue from milestone or other payment sources; (ix) our plans with respect to research and development and related expenses for the foreseeable future; (x) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (xi) our expectations with respect to the CELsignia tests and the analytical capabilities and potential impact of such tests; (xii) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company; (xiii) our expectations with respect to closing on our $100 million private placement announced May 16, 2022 and our plans with respect to potentially raising capital; and (xiv) our expectations regarding the impact that the COVID-19 pandemic and related economic effects will have on our business and results of operations.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; the potential impact of the COVID-19 pandemic on our business; our initial success being heavily dependent on the success of our CELsignia HER2 Pathway Activity Test; our inability to develop and commercialize gedatolisib; our inability to determine whether our CELsignia tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELsignia tests and gedatolisib; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELsignia tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in Item 1A of Part II of this Quarterly Report . Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. Risk Factors

Risk factors that could cause actual results to differ from our expectations and that could negatively impact our financial condition and results of operations are summarized and discussed in more detail below, in each case including certain updates from those set forth in our Quarterly Report for the period ended March 31, 2022. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our actual business, financial condition and/or operating results.

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

We may require additional capital to finance capital expenditures and operating expenses over the next several years as we launch our integrated therapeutic and companion diagnostic strategy and expand our infrastructure, commercial operations and research and development activities. We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our existing securities. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also include restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. If the first dosing of the first patient enrolled in our Phase 3 clinical study (VIKTORIA-1) does not occur on or before December 31,2022, each investor under the securities purchase agreement we entered into on May 15, 2022, will have the right to terminate its obligation to purchase our securities under the securities purchase agreement. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to our company.

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

Successful completion of clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and similar marketing applications to comparable foreign regulatory authorities for each drug product and, consequently, the ultimate approval and commercial marketing of any drug products. We may experience delays in activating our Phase 3 clinical trial due to requests from the FDA for additional information, including additional nonclinical or clinical data, or for requests to amend the clinical trial protocol. Additional delays may be incurred once the Phase 3 clinical trial is initiated if it takes longer than expected to activate the targeted number of clinical sites, if the enrollment of patients is negatively affected by COVID-19, by staffing shortages at clinical sites, or by other unanticipated factors, or if the FDA and other regulatory authorities require us to pause our Phase 3 clinical trial due to unexpected safety issues. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates. Our costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be reassigned or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track Designation. The designation offers the opportunity for frequent interactions with the FDA to discuss the drug’s development plan and to ensure collection of appropriate data needed to support drug approval, as well as eligibility for submission of a New Drug Application.

In addition, a drug may receive Breakthrough Therapy Designation if it is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of Breakthrough Therapy Designation include more intensive guidance from the FDA on an efficient development program, access to a scientific liaison to help accelerate review time, and potential eligibility for priority review if relevant criteria are met. This designation can expedite the development and regulatory review of an investigational medicine that is intended to treat a serious or life-threatening condition.

Both Fast Track and Breakthrough Therapy Designations are within the discretion of the FDA. While the FDA has granted both designations to our lead drug candidate, gedatolisib, such designations may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures, and neither designation assures ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the qualification conditions and may rescind either or both such designations.

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

Our business strategy is focused on attracting pharmaceutical company partnerships that provide revenue from the sale of CELsignia tests during clinical trials, from milestone payments during clinical trials, from sales of our CELsignia tests as companion diagnostics or stand-alone tests thereafter, and, potentially, from royalties on the incremental drug revenues our tests enable. Our ability to obtain such partnerships and generate such revenue depends in part on the ability of our first CELsignia tests to demonstrate the potential incremental opportunity available for pharmaceutical companies. We do not expect to receive the first interim results for our prospective clinical trials for the CELsignia HER2 Pathway Activity Test until mid 2023 and with final results expected approximately nine months later. Success of the clinical trials using the CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity Test will depend on many factors, such as successfully enrolling patients, meeting trial endpoint goals, and completing the trial in a timely manner. Our ability to complete the trial could be delayed or prevented for several reasons that are out of our control, such as the FDA withdrawing its authorization and approval to perform the study, NSABP, West Cancer Center, Massachusetts General Hospital, MD Anderson Cancer Center, or University of Rochester determining that the human and/or toxicology test results do not support continuing the trial, or participants having adverse reactions or side-effects to the drugs administered in the study. If we are unable to demonstrate that the CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity Test is suitable as a companion diagnostic for the targeted therapy, we will likely not be able to generate future revenue from our CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity test and may not be able to attract other pharmaceutical companies to partner with us for the development and commercialization of other CELsignia tests. Further, potential pharmaceutical company partners may delay negotiating development agreements until results of the first clinical trial using our CELsignia HER2 Pathway Activity Test trial are available. Even if the ultimate outcome of the first clinical trial using a CELsignia HER2 Pathway Activity Test trial is positive, any delays could materially and adversely affect our business.

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

Our stock price may be extremely volatile. The stock market in general and the market for smaller medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell our common stock at or above the price they paid for such stock. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;

●	results of planned clinical trials for gedatolisib, as well as our CELsignia HER2 Pathway Activity Test, CELsignia Multi-Pathway Activity Test or other CELsignia tests may develop in the future;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	the level of expenses related to any of our CELsignia tests or clinical development programs;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	operating results that fail to meet expectations of securities analysts that cover our company;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical, biotechnology and medical technology sectors;

●	sales of our stock by us, our insiders and our other stockholders;

●	general economic and market conditions; and

●	the other factors described in this “Risk Factors” section.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Depending upon our filer status, if we cease to be an emerging growth company, we could also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). While we, as of September 30, 2022, concluded that our internal control over financial reporting was effective, we may need to dedicate additional internal resources and engage outside consultants to maintain compliance with Section 404 in the future. Any material weaknesses that we may identify in the future could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

4.4	Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.5	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.6	Form of Warrant, incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021.

4.7	First Amendment to Representative’s Warrant, dated September 13, 2022, between Celcuity Inc. and Craig Hallum Capital Group, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022.

4.8

Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer, Inc., incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021.

4.9

Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP., incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021.

4.10	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022.

4.11	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock filed May 16, 2022, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022.

10.1	Third Amendment to Lease, dated July 27, 2022, by and between Celcuity Inc. and West Glen Development I, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022.

10.2	The First Amendment to Loan and Security Agreement, dated August 9, 2022, by and among the Company and Innovatus Life Sciences Lending Fund I, LP, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2022		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

