Form 10-K
period 2022-12-31
Celcuity Inc.
filed 2023-03-23
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $9.10, the closing price of the shares of common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Capital Market on such date, was approximately $96,109,668.

As of March 15, 2023, there were 21,689,425 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

2022 Annual Report on Form 10-K

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

All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “target,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. Additionally, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements may include, among other things, statements relating to:

●	our clinical trial plans and the estimated timelines and costs for such trials;

●	our plans to develop and commercialize gedatolisib, our first internally developed drug candidate;

●	our expectations with respect to the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments;

●	our expectations regarding the timeline of patient enrollment and results from clinical trials, including our existing Phase 3 VIKTORIA-1 clinical trial for gedatolisib;

●	our expectations regarding our ability to obtain FDA approval to commercialize gedatolisib;

●	our expectations regarding governmental laws and regulations affecting our operations, including, without limitation, the recently enacted Inflation Reduction Act (IRA), changes in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S.;

●	our expectations with respect to the development, validation, required approvals, costs and timelines of gedatolisib and our CELsignia tests;

●	our beliefs related to the potential benefits resulting from Breakthrough Therapy designation for gedatolisib;

●	our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer with respect to gedatolisib;

●	our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests;

●	the size and growth potential of the markets for both our CELsignia platform and gedatolisib, and our ability to serve those markets;

●	our plans with respect to research and development and related expenses for the foreseeable future;

●	our beliefs with respect to the potential rate and degree of market acceptance, both in the United States and internationally, and clinical utility of our therapeutics, diagnostic platform and tests;

●	our expectations regarding the future payments that may be owed to Pfizer under our license agreement with them;

●	our plans to develop and commercialize our CELsignia platform and CELsignia tests for patients with cancer and our expectations regarding the various cancer sub-types our CELsignia tests will identify;

●	our beliefs on the perceived advantage of our CELsignia platform and CELsignia tests as compared to traditional molecular or other diagnostic tests, including, without limitation, the ability of our platform and tests to help physicians treat their patients’ cancers or to identify new patient populations not diagnosable with currently available diagnostic tests;

●	our expectations regarding revenue from sales of CELsignia tests and revenue from milestone or other payment sources;

●	our expected first-mover advantage in providing products to culture living tumor cells on a commercial scale, or the sustainability of our competitive advantages;

●	our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies;

●	expectations regarding federal, state, and foreign regulatory requirements and developments, such as potential FDA review and regulation of our gedatolisib drug candidate, our CELsignia platform and CELsignia tests, our operations and our laboratory;

●	our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for both our CELsignia tests and gedatolisib drug candidate, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and from government insurance programs, such as Medicare and Medicaid;

●	our expectations as to the use of proceeds from our recently completed PIPE offering;

●	our expectations with respect to accessing our current debt facility or any other debt facility or other capital source in the future;

●	our beliefs regarding the adequacy of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and other general corporate expenses, as well as the increased costs associated with being a public company;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates, including our gedatolisib drug candidate and our CELsignia platform and tests; and

●	our expectations regarding the impact that the COVID-19 pandemic and related economic effects will have on our business and results of operations.

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; the potential impact of COVID-19 and any resurgence thereof on our business and clinical study activities; our potential inability to develop, validate and commercialize gedatolisib on a timely basis or at all; the uncertainties and costs associated with clinical studies and with developing and commercializing biopharmaceuticals; the complexity and difficulty of demonstrating the safety and sufficient magnitude of benefit to support regulatory approval of gedatolisib and other products we may develop; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of our CELsignia tests; the uncertainty regarding market acceptance of our products and services by physicians, patients, third-party payors and others in the medical community, uncertainty with respect to the size of market opportunities available to us; uncertainty regarding the pricing of drug products and molecular and other diagnostic products and services that compete or may compete with us; uncertainty with insurance coverage and reimbursement for our products and services; difficulties we may face in managing growth, such as hiring and retaining key personnel; changes in government regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. See “Risk Factors” in Part I, Item 1A of this Annual Report for additional risks, uncertainties and other factors applicable to the Company.

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

●	We have a limited operating history and we may never generate revenue or profit;

●	Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize our therapeutic (Rx) and companion diagnostic (CDx) strategy;

●	We are currently conducting and will continue to conduct clinical trials. Clinical trials are expensive and complex with uncertain outcomes, which may prevent or delay commercialization of any drug product candidates or CELsignia tests;

●	The COVID-19 pandemic may materially and adversely impact our business, including ongoing clinical trials;

●	Our future strategy is dependent on the success of our initial drug product, gedatolisib, as well as other drug products we may develop. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize our drug products, or if we experience delays in doing so, our business will be materially and adversely impacted;

●	The successful development of biopharmaceuticals such as gedatolisib is highly uncertain;

●	We were not involved in the early development of gedatolisib; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials;

●	As an organization, we have never successfully completed any registrational clinical trials, and we may be unable to do so for any drug candidates we may develop;

●	For a new drug to be approved for marketing, the FDA in the United States and health authorities in other countries, must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with palbociclib and fulvestrant, or gedatolisib in combination with fulvestrant, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval;

●	If we encounter difficulties enrolling patients in any of our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	If we are unable to obtain and maintain intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize our technology and diagnostic tests may be impaired;

●	We depend on intellectual property licensed from third parties, including from Pfizer for our lead product candidate, gedatolisib, and termination of this license could result in the loss of significant rights, which would materially and adversely impact our business;

●	If we fail to comply with our obligations under our patent license with Pfizer, we could lose certain license rights that are important to our business;

●	Our success with CELsignia is heavily dependent on the success of our first CELsignia trials and we cannot be certain of the outcomes of such trials;

●	We may not be successful in finding pharmaceutical company partners for continuing development of additional CELsignia tests;

●	We have not attempted to market our CELsignia HER2 Pathway Activity Test and CELsignia Multi-Pathway Activity Test to physicians or their patients as stand-alone tests and have no ability to determine if these tests or any of our other tests will be commercially viable;

●	We will be dependent on our ability to attract and retain key personnel; and

●	We face significant competition from other pharmaceutical and diagnostic companies.

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

We are a clinical-stage biotechnology company focused on development of targeted therapies for treatment of multiple solid tumor indications. Our lead therapeutic candidate is gedatolisib, a pan-PI3K/mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. With respect to our CDx development activities, our CELsignia diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from targeted therapies.

Our therapeutic candidate, gedatolisib, is a potent, well-tolerated, small molecule dual inhibitor, administered intravenously, that selectively targets all Class I isoforms of PI3K and mammalian target of rapamycin (mTOR). In April 2021, we obtained exclusive global development and commercialization rights to gedatolisib under a license agreement with Pfizer, Inc. Our initial clinical development program for gedatolisib will focus on the treatment of patients with hormone receptor positive (HR+), HER2-negative, advanced or metastatic breast cancer. In 2022, we dosed our first patient in our Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with HR+/HER2- advanced breast cancer (ABC).

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

Therapeutic (Rx) Product Development

Gedatolisib

Gedatolisib is a potent, reversible dual inhibitor that selectively targets PI3K and mTOR. Gedatolisib was originally developed by Wyeth and clinical development was continued by Pfizer after it acquired Wyeth. We exclusively licensed global rights to gedatolisib from Pfizer in April 2021. A Phase 1b trial evaluating patients with ER+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients.

On January 13, 2022, gedatolisib was granted Fast Track designation for the treatment of patients with HR+/HER2- metastatic breast cancer after progression on CDK4/6 therapy. Fast Track designation is granted by the FDA for products that are intended for the treatment of serious or life-threatening disease or conditions and which demonstrate the potential to address an unmet medical need.

On July 18, 2022, gedatolisib was granted Breakthrough Therapy Designation for HR+/HER2- advanced breast cancer after progression on CDK4/6 therapy. Breakthrough Therapy designation is granted by the FDA to expedite the development and regulatory review of an investigational medicine that is intended to treat a serious or life-threatening condition. The criteria for Breakthrough Therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy.

In 2022, we activated VIKTORIA-1, a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. Two hundred clinical sites in North America, Europe, South America, Asia, and Australia have been selected to participate in the study. The first clinical site was activated in the third quarter of 2022. The first dosage of a patient in the trial occurred in December 2022.

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

Four different breast cancer subtypes are currently identified using molecular tests that determine the level of HR and HER2 expression. About 70% of breast cancers are HR+/HER2-, which is indicative of hormone dependency. Despite progress in treatment strategies, metastatic HR+/HER2- breast cancer (MBC) remains an incurable disease, with a median overall survival (OS) of three years and a five-year survival rate of 29%.

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

mTOR is a critical effector in cell-signaling pathways commonly dysregulated in human cancers. The mTOR signaling pathway integrates both intracellular and extracellular signals and serves as a central regulator of cell metabolism, growth, proliferation, and survival. mTOR is a serine/threonine protein kinase, a downstream effector of PI3K, and regulated by hormones, growth factors, and nutrients, that is contained in two functionally distinct protein assemblies – mTORC1 and mTORC2. In cancer, dysfunctional signaling leads to various constitutive activities of the mTOR complexes, making mTOR a good therapeutic target.

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

We believe the complex connection between the PI3K/mTOR and CDK4/6 pathways can enable gedatolisib to adaptively reactivate CDK4/6 signaling that reportedly occurs in CDK4/6 resistant tumors when the PI3K/mTOR pathway is completely blockaded. By re-activating CDK4/6 signaling, we believe gedatolisib can restore the therapeutic effect of CDK4/6 inhibition when it is combined with a CDK4/6 inhibitor. The contributory effect of a CDK4/6 inhibitor when combined with gedatolisib would thus largely reflect the interaction between the two therapies that gedatolisib initiates.

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

●	Overcomes limitations of therapies that only inhibit a single Class I PI3K isoform or only one mTOR kinase complex.

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

●	Isoform-specific PI3K inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with isoform-specific inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis still leads to challenging toxicities. The experience with an FDA approved oral p110-α specific inhibitor, Piqray, illustrates the challenge. In its Phase 3 pivotal trial, Piqray was found to induce a Grade 3 or 4 adverse event (AE) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued alpelisib due to treatment related adverse events. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 10% discontinued treatment.

Clinical Experience with Gedatolisib

As of December 31, 2022, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

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

On July 18, 2022, gedatolisib was granted Breakthrough Therapy Designation for HR+/HER2- advanced breast cancer after progression on CDK4/6 therapy. Breakthrough Therapy designation is granted by the FDA to expedite the development and regulatory review of an investigational medicine that is intended to treat a serious or life-threatening condition. The criteria for Breakthrough Therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. The benefits of Breakthrough Therapy Designation include more intensive guidance from the FDA on an efficient development program, access to a scientific liaison to help accelerate review time, and potential eligibility for priority review if relevant criteria are met. Celcuity’s breakthrough application was supported by data from a Phase 1b study that assessed the safety, tolerability and clinical activity of gedatolisib in combination with palbociclib and fulvestrant in patients with HR+/HER2- advanced breast cancer whose disease progressed during treatment with a CDK4/6 therapy and an aromatase inhibitor.

Gedatolisib’s safety, tolerability and pharmacokinetic profile were determined in a Phase 1 First-in-Human study. The favorability of preliminary results from our most recently completed clinical trial, a Phase 1b study which evaluated 138 patients with HR+/HER2- advanced breast cancer (ABC), led us to focus on our initial clinical development program on advanced breast cancer.

Phase 1 First-in-Human Study

In 2013, Pfizer completed a Phase 1, open-label, dose-escalation first-in human study of single-agent gedatolisib in patients with advanced solid tumors. The primary objective of Part 1 of the study was to determine the safety, tolerability, and maximum tolerated dose (MTD) of single-agent gedatolisib administered once weekly as an intravenous (IV) infusion. Seventy-seven patients with advanced solid tumors received doses of gedatolisib and the MTD was determined to be 154 mg IV once weekly (n = 42). Based on results and analyses from subsequent clinical trials, the maximum tolerated dose was determined to be 180 mg IV once weekly.

Phase 1b HR+/HER2- ABC Clinical Trial Results

In 2016, Pfizer initiated a Phase 1b dose-finding trial with an expansion portion for safety and efficacy to evaluate gedatolisib when added to either the standard doses of palbociclib plus letrozole or palbociclib plus fulvestrant in patients with HR+/HER2- advanced breast cancer. PI3K mutation status was not used as an eligibility criterion. Patient enrollment for the trial is complete.

A total of 138 patients with HR+/HER2- advanced breast cancer were dosed in the clinical trial. Seven patients from this study continue to receive study treatment, as of December 31, 2022, each of whom have received study treatment for more than four years.

●	35 patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and determine the MTD of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapies. The MTD was determined to be 180 mg administered intravenously once weekly.

●	103 patients were enrolled in one of four expansion arms (A, B, C, D) to determine if the triplet combination of gedatolisib plus palbociclib and letrozole or gedatolisib plus palbociclib and fulvestrant produced a superior objective response (OR), compared to historical control data of the doublet combination (palbociclib plus endocrine therapy). All patients received gedatolisib in combination with standard doses of palbociclib and endocrine therapy (either letrozole or fulvestrant). In Arms A, B, and C, patients received an intravenous dose of 180 mg of gedatolisib once weekly. In Arm D, patients received an intravenous dose of 180 mg of gedatolisib on a four-week cycle of three weeks-on, one week-off. Objective response was determined using Response Evaluation Criteria in Solid Tumors v1.0, or RECIST v1.0.

○	Arm A: ABC with progression and no prior endocrine-based systemic therapy or a CDK4/6 inhibitor in the metastatic setting. First-line endocrine-based therapy for advanced disease (CDK4/6 treatment naive).

○	Arm B: ABC with progression during one or two prior endocrine-based systemic therapy in the advanced setting, with no prior therapy with any CDK inhibitor. Second- or third-line endocrine-based therapy for metastatic disease.

○	Arm C: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for advanced disease.

○	Arm D: ABC having progressed on a CDK inhibitor in combination with endocrine therapy as the most recent regimen for advanced disease. Second- or third-line endocrine-based therapy for advanced disease.

Analysis for the 103 patients enrolled in the expansion portion of the Phase 1b clinical trial, as of a database cutoff date of June 29, 2022, showed:

●	Efficacy analysis for all arms in aggregate:

○	63% objective response rate (ORR)

○	92% clinical benefit rate (CBR)

●	Best responses, as measured by RECIST v1.0, are shown in the following chart for Arm A (1st line patients) and Arm D (2nd/3rd line patients who received recommended dosing regimen). The dotted line represents the cutoff for partial response (PR), defined as a 30% reduction from the baseline tumor assessment.

●	Safety analysis:

○	For all arms in aggregate, all patients experienced at least one Grade 1 or Grade 2 treatment-emergent adverse event. The Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (63%), stomatitis (27%) and rash (20%). Neutropenia is a known class effect of CDK4/6 inhibitors. Stomatitis was reversible in most patients with a steroidal mouth rinse. All grades of treatment-related adverse events related to hyperglycemia was reported in 22% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in less than 10% of patients.

○	For the patients in Arm D, who received the Phase 3 dosing schedule, Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (67%), leukopenia (22%), and stomatitis (22%). All grades of treatment-related adverse events related to hyperglycemia was reported in 26% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in 4% of patients.

●	Best overall response data for each arm is presented in the table below:

	Total Expansion Arms (N=103, full analysis set)
	Arm A	Arm B	Arm C	Arm D
Prior Therapy	1L CDKi- naive	2L+ CDKi- naive	2L/3L CDKi -pretreated	2L/3L CDKi- pretreated
n (Full, response evaluable)	31, 27	13,13	32, 28	27, 27
Study Treatment	P + L + G	P + F + G	P + F + G	P + F + G
Gedatolisib schedule	weekly	weekly	weekly	3 wks on/1 wk off
ORR[1] (evaluable)	85%	77%	36%	63%
mPFS [2] , mos (range)	NR (16.9, NR)	12.9 (7.6, 38.3)	5.1 (3.3, 7.5)	12.9 (7.4, 16.7)
PFS % at 12 mos [2]	72.1%	54.5%	23.6%	53.2%

(1) ORR represents PR, except in Arm A, which had 1 CR = complete response. Responses per RECIST 1.1; (2) Includes 2 unconfirmed PR Abbreviations: 1L= first line, 2L= second line; mos= months; NR = not reached; ORR, objective response rate; PFS, progression free survival

Source: Wesolowski 2022 SABCS

Other Gedatolisib Clinical Trials

Phase 2 Pilot Clinical Trial for HER2+/PIK3CA+ Patients

The Korean Cancer Study Group sponsored a Phase 2 pilot clinical trial to evaluate gedatolisib combined with a trastuzumab biosimilar (Herzuma®), in patients with HER2+/PIK3CA+ metastatic breast cancers whose disease had progressed after treatment with three or more prior HER2 targeted therapy regimens. The clinical trial commenced in December 2019 and interim efficacy data from the first 17 patients enrolled was presented at the San Antonio Breast Cancer Symposium in December 2021. Patients received a trastuzumab biosimilar (8 mg/kg IV for 1st cycle loading dose, and then 6 mg/kg IV every 3 weeks) plus gedatolisib (180 mg, weekly IV). The primary endpoint was objective response, a reduction of at least 30% in tumor volume by RECIST v1.1.

As of a data cutoff date of October 30, 2021, 10 of 17 patients achieved a partial response, an ORR of 59%, and four patients had stable disease. Fourteen of 17 patients thus received either a partial response or stable disease, resulting in a clinical benefit rate of 82%. Best responses are shown in the following chart. The dotted lines represent the cutoff for progressive disease (>20% tumor growth) and for partial response (>30% tumor regression).

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

Best Response

Best % change of the sum of the target lesions
100%
80%
60%
40%
20%
0%
-20%
-40%
-60%
-80%
-100%
Clear cell ovarian cancer
Non small cell lung cancer
Endometrial cancer (serous or endometrioid)
Low grade serous ovarian cancer
* Progressive disease

Active Gedatolisib Clinical Trials

Phase 3 HR+/HER2- ABC Clinical Trial (VIKTORIA-1)

In 2022, we initiated VIKTORIA-1, a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of gedatolisib in combination with fulvestrant with or without palbociclib in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor. This multi-center, international trial is expected to enroll 701 total subjects at approximately 200 clinical sites across North America, Europe, Latin America, and Asia. The first clinical site was activated in the third quarter of 2022. The first patient was dosed in December 2022.

The clinical trial will enable separate evaluation of subjects according to their PIK3CA status.

●	Subjects who meet eligibility criteria and do not have confirmed PIK3CA mutations (WT) will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). Up to 351 subjects who are PIK3CA WT will be enrolled.

●	Subjects who meet eligibility criteria and have PIK3CA mutations (MT) will be randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Up to 350 subjects who are PIK3CA MT will be enrolled.

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

All subjects will receive treatment according to the assigned study arm until objective progressive disease, unacceptable toxicity, death, or withdrawal of consent, whichever occurs first. Subjects in Arm C will have the option to receive the treatment regimen provided in Arm A or Arm B upon radiographically confirmed disease progression. Subjects will be followed for AEs, safety laboratory testing, tumour assessment by RECIST v1.1, quality of life, and overall survival.

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

Accordingly, we plan to initiate a Phase 2 clinical trial to evaluate gedatolisib in combination with palbociclib and letrozole in early-stage HR+/HER2- breast cancer patients. The tumors from all patients will be evaluated with a CELsignia PI3K Pathway Test.

Pfizer License Agreement

In April 2021, we entered into a license agreement, or the Gedatolisib License Agreement, with Pfizer pursuant to which we acquired exclusive (including as to Pfizer) worldwide sublicensable rights to research, develop, manufacture, and commercialize gedatolisib for the treatment, diagnosis and prevention of all diseases. Pursuant to the Gedatolisib License Agreement, we are obligated to use commercially reasonable efforts to develop and seek regulatory approval for at least one product in the U.S. and if regulatory approval is obtained, to commercialize such product in the U.S and at least one international major market.

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

There are several PI3K and mTOR inhibitors approved by the FDA, including Piqray and Afinitor from Novartis AG, Aliqopa from Bayer Corporation, Copiktra from Verastem, Inc., Zydelig from Gilead Sciences, Inc. and we are aware that other companies are, or may be, developing products for this indication, including AstraZeneca plc, BridgeBio Inc., Eli Lilly and Company, F. Hoffmann-La Roche Ltd, Kazia Therapeutics Limited, Infinity Pharmaceuticals, Inc., Relay Therapeutics, Revolution Medicines Inc., and Takeda Pharmaceutical Company Limited. There may be additional companies with programs suitable for addressing these patient populations that could be competitive with our efforts but that have not yet disclosed specific clinical development plans. Smaller or early-stage companies, including oncology-focused therapeutics companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, enrolling patients in clinical trials and acquiring technologies complementary to, or necessary for, our programs. The availability of reimbursement from government and private payors will also significantly impact the pricing and competitiveness of our products. Our competitors may obtain FDA or other regulatory approvals for their products more rapidly than we may obtain approvals for our product candidates, which could result in our competitors establishing a strong market position before we are able to commercialize our product candidates.

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

CELsignia Clinical Trials

We are currently collaborating on four Phase 2 clinical trials to evaluate the efficacy of our collaboration partners’ targeted therapies in patients selected with one of our CELsignia tests. The goal of these trials is to support the development of four potential new drug indications to treat patient groups found responsive by our CELsignia test to their approved targeted therapies. These clinical trials include:

●	FACT-1 Clinical Trial to Evaluate Efficacy of Genentech’s HER2 Targeted Therapies. We are collaborating with NSABP Foundation, Inc. (“NSABP”) and Genentech, Inc. (“Genentech”) to evaluate the efficacy and safety of Genentech’s drugs, Herceptin (trastuzumab) and Perjeta (pertuzumab), and chemotherapy in breast cancer patients selected with our CELsignia test. The goal is to demonstrate that patients who have an abnormal HER2 signaling pathway, as identified by our CELsignia test, respond to treatment with a matching targeted therapy.

●	FACT-2 Clinical Trial to Evaluate Efficacy of Puma’s HER2 Targeted Therapy. We are collaborating with Puma Biotechnology, Inc. (“Puma”) and West Cancer Center to conduct a Phase 2 single-arm interventional trial to evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and chemotherapy in breast cancer patients selected with our CELsignia test. The goal of the trial is to demonstrate that triple-negative breast cancer patients who have a hyperactive HER2 signaling tumor, as identified by the CELsignia test, respond to treatment with Nerlynx, a matching HER2 therapy.

●	FACT-5 Clinical Trial to Evaluate Efficacy of Puma’s pan-HER Inhibitor and chemotherapy. We are collaborating with University of Rochester Wilmot Cancer Center and Puma to evaluate the efficacy and safety of Puma’s drug, Nerlynx (neratinib), and the chemotherapy capecitabine, in previously treated metastatic HER2-negative breast cancer patients with brain metastases selected with our CELsignia HER2 Pathway Activity Test. The goal of the trial is to demonstrate that previously treated HER2-negative metastatic breast cancer patients with brain metastases who have hyperactive HER2 signaling tumors, as identified by the CELsignia test, respond to treatment with Nerlynx in combination with capecitabine.

●	FACT-6 Clinical Trial to Evaluate Efficacy of Novartis’s c-Met Inhibitor and Puma’s pan-HER Inhibitor. We are collaborating with MD Anderson Cancer Center, Novartis AG, and Puma, to conduct a Phase 1/2 clinical trial. This open-label Phase 1/2 trial will evaluate the efficacy and safety of Novartis’ c-Met inhibitor, Tabrecta (capmatinib), and Puma’s pan-HER inhibitor, Nerlynx (neratinib), in previously treated metastatic HER2-negative breast cancer patients selected with our CELsignia MP Test. The goal of the trial is to demonstrate that previously treated HER2-negative metastatic breast cancer patients who have hyperactive HER2 and c-Met signaling tumors, as identified by the CELsignia test, respond to treatment with Tabrecta in combination with Nerlynx.

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

CELsignia Multi-Pathway Activity Test

Our CELsignia MP Test is a qualitative laboratory developed test or LDT that measures HER2, c-Met, and PI3K signaling activity in breast and ovarian tumor cells obtained from patients previously diagnosed with cancer to determine whether or not the patients have one of the following cancer sub-types:

1.	Abnormal HER2 signaling driven cancer.
2.	Abnormal c-Met and HER2 signaling driven cancer.
3.	Abnormal PI3K-involved signaling driven cancer.

CELsignia’s Commercialization Strategy

Our commercial activities will target three complementary groups at various phases of the development of our CELsignia tests.

●	Pharmaceutical companies. For each CELsignia test we develop to diagnose a new cancer sub-type, we intend to identify the matching targeted therapies, either currently approved or in the investigational phase, and the manufacturer of those therapies. We intend to initiate discussions and seek to reach development agreements with each of these pharmaceutical companies when we have verified the prevalence of the cancer sub-type and completed successful animal studies.

●	Medical and surgical oncologists. We plan to initially target key opinion leaders (KOLs) in each cancer type once we have completed the analytical validation of a CELsignia test. This will allow us to build awareness and credibility for the CELsignia test as we are generating clinical validation data. When a new drug indication is received that requires use of a CELsignia companion diagnostic to identify eligible patients, we will coordinate the pharmaceutical company’s go-to-market activities with our own. This coordination will allow us to significantly leverage the pharmaceutical company’s sales, marketing, and reimbursement activities, unlike traditional molecular diagnostic companies.

●	Payors. When a new drug indication is received that requires use of a CELsignia companion diagnostic to identify eligible patients, we expect to coordinate the pharmaceutical company’s reimbursement activities with our own.

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

CELsignia Patents

With respect to CELsignia, we have six issued U.S. patents and 30 issued international patents covering our diagnostic approach using cell signaling analysis in living patient cells to guide treatment of patients with targeted therapies and cell sample preparation methods. The earliest expiration date of patents is 2033. In addition, we have developed significant proprietary know-how and trade secrets for the various cell sample preparation and cellular analysis methods we have developed.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $3,242,026 for Fiscal Year 2023, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees for eligible products, which are currently $393,933 for Fiscal Year 2023.

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

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included.

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

U.S. Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any Abbreviated New Drug Application, or ANDA, seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension for one patent. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between IND and NDA submission—and all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from approval.

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

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an Investigational Medicinal Product Dossier or IMPD, or the Common Technical Document, with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

The new Clinical Trials Regulation (EU) No 536/2014 came into effect in 2022. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Under the above-described procedures, before granting an MAA, the EMA or the competent authorities of the Member States of the European Economic Area, or EEA, make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

We expect to see continued focus by Congress and the Biden Administration on regulating pricing, which could result in legislative and regulatory changes designed to control costs. For example, in August 2022, the IRA was signed into law, which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid program or the federal 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities, could have a material impact on our business.

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

Impact of COVID-19 on our Business

As a result of the COVID-19 pandemic, we experienced delays in the enrollment of patients in our ongoing FACT-1 and FACT-2 clinical trials. While the COVID-19 pandemic has significantly subsided, future outbreaks or variants of the virus may cause additional delays in our clinical trial work.

Corporate History

We were organized as a Minnesota limited liability company in 2011 and commenced operations in 2012. On September 15, 2017, we converted from a Minnesota limited liability company into a Delaware corporation and changed our name from Celcuity LLC to Celcuity Inc.

Employees and Labor Relations

As of December 31, 2022, we had 45 full-time employees, most of which were engaged in research and development activities. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2022, our voluntary turnover rate was approximately 14%.

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

We are a clinical-stage biotechnology company that commenced activities in January 2012. We only have a limited operating history and our business plan has not been tested. Since inception, we have had no revenue and have incurred significant operating losses. We have financed our operations primarily through equity and debt offerings. To generate revenue and become and remain profitable, we need to develop and commercialize gedatolisib pursuant to our license agreement with Pfizer and successfully complete our existing clinical trial collaborations and cultivate partnerships with pharmaceutical companies. We must also build operational and financial infrastructure to support commercial operations, train and manage employees, and market and sell our anticipated drug products and our CELsignia tests (as a companion diagnostic and/or as a stand-alone test).

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

We were not involved in the early development of gedatolisib; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials of gedatolisib.

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

For a new drug to be approved for marketing, the FDA and other regulatory authorities must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with palbociclib and fulvestrant, or gedatolisib in combination with fulvestrant, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval.

If a drug meets its primary efficacy endpoint objective in a Phase 3 clinical trial, and the drug sponsor has additional nonclinical and clinical data required by the FDA or other regulatory authorities, the drug sponsor may submit an NDA seeking marketing approval. Upon submission of an NDA, these health authorities perform a benefit-risk assessment that considers the strength and quality of evidence available and takes remaining uncertainties into account. These considerations include an assessment of the strengths and limitations of clinical trials, including design, and potential implications for assessing drug efficacy, the magnitude of benefit and interpretation of clinical importance, the benefit attributed to the drug when studied in combination with other therapies, and the clinical relevance of the study endpoints. We have sought feedback from the FDA and other regulatory authorities on the design of our Phase 3 clinical trial with the goal of addressing these considerations in the clinical trial’s design. However, due to the complexity of clinical trials, the uncertainty of outcomes, and the uncertainty of how the FDA and other regulatory authorities may balance benefits and risks in their review of an NDA, it may not be practical or possible to address all benefit-risk assessment considerations in a Phase 3 clinical trial so that sufficient evidence is generated to support a marketing approval, even if the primary endpoint objective is achieved. The FDA or other regulatory authorities may require us to redesign or conduct additional unplanned clinical trials before granting any approval and we may not get approval at all. If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates or not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

●	be subject to changes in the way the product is administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a REMS or through modification to an existing REMS;
●	be sued; or
●	experience damage to our reputation.

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

We are a party to a license agreement with Pfizer pursuant to which we in-license key patents for gedatolisib. This license imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, Pfizer may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. We may have limited control over the maintenance and prosecution of these in-licensed rights, activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

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

If we commercialize any product candidates, we will be subject to U.S. and foreign governmental regulations as well as private payor policies that mandate price controls or limitations on patient access to our products or establish prices paid by government entities or programs for our products. Our business, and our future results could be adversely affected by changes in such regulations.

Government and private payors routinely seek to manage utilization and control the costs of our products, and there is considerable public and government scrutiny of pharmaceutical pricing. Efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, limit reimbursement to lower international reference prices, require deep discounts, and require manufacturers to report and make public price increases and sometimes provide a written justification for such price increases, could adversely affect our business if implemented.

U.S. and foreign governmental regulations that mandate price controls or limitations on patient access to our products or establish prices paid by government entities or programs for our products could impact our business, and our future results could be adversely affected by changes in such regulations or policies. The adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also adversely impact revenue. We expect pricing pressures will continue globally. In the U.S., pharmaceutical product pricing is subject to government and public scrutiny and calls for reform, and many of our products are subject to increasing pricing pressures as a result. We expect to see continued focus by the federal government on regulating pricing which could result in legislative and regulatory changes designed to control costs. For example, in August 2022, the IRA was signed into law, which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program. Some states have implemented, and others are considering implementing, patient access constraints or cost cutting under the Medicaid program, and some are considering measures that would apply to broader segments of their populations that are not Medicaid-eligible. State legislatures also have continued to focus on addressing drug costs, generally by increasing price transparency or limiting drug price increases. Measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation, could adversely affect our business.

Risks Related to Our CELsignia Tests

Our success with CELsignia is heavily dependent on the success of our first CELsignia trials.

Our business strategy is focused on attracting pharmaceutical company partnerships that provide revenue from the sale of CELsignia tests during clinical trials, from milestone payments during clinical trials, from sales of our CELsignia tests as companion diagnostics or stand-alone tests thereafter, and, potentially, from royalties on the incremental drug revenues our tests enable. Our ability to obtain such partnerships and generate such revenue depends in part on the ability of our first CELsignia tests to demonstrate the potential incremental opportunity available for pharmaceutical companies. We do not expect to receive the first interim results for our prospective clinical trials for the CELsignia HER2 Pathway Activity Test until the second half of 2023. Success of the clinical trials using the CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity Test will depend on many factors, such as successfully enrolling patients, meeting trial endpoint goals, and completing the trial in a timely manner. Our ability to complete the trial could be delayed or prevented for several reasons that are out of our control, such as the FDA withdrawing its authorization and approval to perform the study, NSABP, West Cancer Center, MD Anderson Cancer Center, or University of Rochester determining that the human and/or toxicology test results do not support continuing the trial, or participants having adverse reactions or side-effects to the drugs administered in the study. If we are unable to demonstrate that the CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity Test is suitable as a companion diagnostic for the targeted therapy, we will likely not be able to generate future revenue from our CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity test and may not be able to attract other pharmaceutical companies to partner with us for the development and commercialization of other CELsignia tests. Further, potential pharmaceutical company partners may delay negotiating development agreements until results of the first clinical trial using our CELsignia HER2 Pathway Activity Test trial are available. Even if the ultimate outcome of the first clinical trial using a CELsignia HER2 Pathway Activity Test trial is positive, any delays could materially and adversely affect our business.

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

Our ability to compete successfully will depend in part on our ability to obtain and enforce patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We have applied for patents that protect our technology. Our patent portfolio includes six issued U.S. patents and 30 issued international patents. Each patent and patent application covers methods of use. However, we cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

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

A portion of the data that we obtain and handle for or on behalf of our clients is considered protected health information, or PHI, subject to HIPAA. Under HIPAA and our contractual agreements with our HIPAA-covered entity health plan customers, we are considered a “business associate” to those customers and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with our clients, including by implementing HIPAA-required administrative, technical and physical safeguards. We are also required to maintain similar business associate agreements with our subcontractors that have access to PHI of our customers in rendering services to us or on our behalf. We will incur significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA regulations or our clients’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, we cannot guarantee that such safeguards have been and will continue to be adequate under applicable laws. If we have failed, or fail in the future, to maintain adequate safeguards, or we or our agents or subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA, our subcontractor business associate agreements, or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, transfer and other processing of information is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation (the “GDPR”), which took effect across all member states of the European Economic Area (the “EEA”) in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenue or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associates to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws are also being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, and was amended by the California Privacy Rights Act (the “CPRA”), effective January 1, 2023, secure new privacy rights for consumers and impose new obligations on us. Many other states have implemented or are considering similar legislation which will change the privacy law landscape in the United States. For example, Virginia, Colorado, Utah and Connecticut have all adopted privacy laws, which take effect in 2023. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Our stock price may be extremely volatile. The stock market in general and the market for smaller medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell our common stock at or above the price they paid for such stock. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of planned clinical trials of our Phase 3 (VIKTORIA-1), CELsignia HER2 Pathway Activity Test, CELsignia Multi-Pathway Activity Test or other CELsignia tests may develop in the future;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our CELsignia tests or clinical development programs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	operating results that fail to meet expectations of securities analysts that cover our company;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical, biotechnology and medical technology sectors;
●	sales of our stock by us, our insiders and our other stockholders;
●	general economic and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Future sales of shares of our common stock, including by us and significant stockholders, could negatively affect our stock price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales, or the perception in the market that the holders of a large number of shares of our common stock intend to sell their shares, could reduce the trading price of our common stock.

On December 9, 2022, we issued 6,182,574 shares of common stock, 1,120,873 shares of Series A Preferred Stock and warrants exercisable for 6,956,450 shares of common stock to certain institutional and other accredited investors in a private placement pursuant to a securities purchase agreement entered into on May 15, 2022. Each share of Series A Preferred Stock is convertible at the option of the holder, subject to the Beneficial Ownership Limitation described below, into 10 shares of common stock. Under the terms of the Series A Preferred Stock and the warrants, we will not effect the conversion of any Series A Preferred Stock or the exercise of any such warrant, and the investor will not have the right to convert any portion of the Series A Preferred Stock or to exercise any portion of any warrant, to the extent that, after giving effect to an attempted conversion or exercise, the aggregate number of shares of common stock beneficially owned by the investor, together with its affiliates, would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion or exercise, which percentage may be reset at the investor’s election to a higher percentage, not to exceed 19.9%, upon 61 days’ notice to us, or to a lower percentage, effective immediately after notice to us. We refer to such percentage limitation as the Beneficial Ownership Limitation. We filed a registration statement on Form S-3 covering the resale of up to 24,347,754 shares of common stock, consisting of (i) 6,182,574 shares of common stock purchased by the investors under the securities purchase agreement, (ii) 11,208,730 shares of common stock issuable upon conversion of the Series A Preferred Stock and (iii) 6,956,450 shares of common stock issuable upon exercise of the warrants, which was declared effective in January 2023. The Form S-3 covers the resale of the number of shares of common stock issued or issuable to the investors without giving effect to the Beneficial Ownership Limitation, but the investors may not convert or exercise, and subsequently resell the underlying shares of common stock of, any portion of the Series A Preferred Stock or the warrants to the extent such conversion or exercise would result in the investor exceeding the applicable Beneficial Ownership Limitation. The investors may resell all, some or none of the shares of common stock registered pursuant to the Form S-3 at any time or in their discretion, subject to the Beneficial Ownership Limitation.

On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. On October 12, 2022, pursuant to this agreement, we sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses). At December 31, 2022, $44.8 million of common stock remains available for sale under the Jefferies agreement. The extent to which we utilize the Open Market Sale AgreementSM as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by us under the Open Market Sale AgreementSM, by the private placement investors pursuant to the Form S-3 or through any other means could also lower the market price of our common stock, make it more difficult for you to sell your shares at a price that you desire and impair our ability to raise capital through the sale of equity or equity-related securities.

Our Series A Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our common stock.

The Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock provides that, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or in the event of a Deemed Liquidation Event (as defined in the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock), the holders of Series A Preferred Stock are entitled to be paid from assets of the Company available for distribution to its stockholders, before any payment is made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the original issue price ($5.75 on an as-converted-to-common stock basis), plus all accrued and unpaid dividends and (ii) the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The Company may not, without the consent of holders of a majority of the outstanding shares of Series A Preferred Stock, amend its charter in a manner that adversely affects the powers, preferences or rights of the Series A Preferred Stock or issue or obligate itself to issue shares of any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company and the payment of dividends.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the continued listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our ongoing legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Depending upon our filer status, we could also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). While we, as of December 31, 2022, concluded that our internal control over financial reporting was effective, we may need to dedicate additional internal resources and engage outside consultants to maintain compliance with Section 404 in the future. Any material weaknesses that we may identify in the future could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We currently lease and occupy approximately 16,000 square feet in Minneapolis, Minnesota, which includes our clinical laboratory and offices. On March 13, 2023, we signed the fourth amendment to our lease agreement, which expires in April 2026. The lease provides for monthly rent, real estate taxes and operating expenses. We believe that this leased space is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

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

As of March 14, 2023, there were approximately 54 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

OVERVIEW

Celcuity is a clinical-stage biotechnology company focused on development of targeted therapies for treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a pan-PI3K/mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The Company initiated VIKTORIA-1, a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022 and is currently enrolling patients. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies.

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

●	Overcomes limitations of therapies that only inhibit a single Class I PI3K isoform or only one mTOR kinase complex.

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

As of December 31, 2022, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with ER+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Seven patients from this study continue to receive study treatment, as of December 31, 2022, each of which have received study treatment for more than four years. The B2151009 clinical trial was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

High objective overall response rates were observed in all four expansion arms and were comparable in each arm for PIK3CA WT and PIK3CA MT patients. In treatment-naïve patients (Arm A), ORR was 85%. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), ORR ranged from 36% to 77%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than ORR from either the PALOMA-2 (ORR=55%) study that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all enrolled patients, a clinical benefit rate (CBR) of ≥79% was observed. Median progression-free survival (PFS) was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated with the Phase 3 dosing schedule (Arm D). For the Arm A patients that were treatment naive in the advanced setting, median PFS had not yet been reached.

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

We activated VIKTORIA-1, a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant: and 2) gedatolisib in combination with fulvestrant. Two hundred clinical sites in North America, Europe, South America, Asia, and Australia have been selected to participate in the study. The first clinical site was activated in the third quarter. The first dosage of a patient in the trial occurred in December 2022.

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

We are supporting the advancement of new potential indications for four different targeted therapies, controlled by other pharmaceutical companies, that would rely on a CELsignia CDx to select patients. Four Phase 2 trials are underway to evaluate the efficacy and safety of these therapies in CELsignia selected patients. These patients are not currently eligible to receive these drugs and are not identifiable with a molecular test.

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

Recent Developments

On December 22, 2022, Celcuity closed on a $20.0 million term loan (the “Term B Loan”) with an affiliate of Innovatus Capital Partners, LLC (“Innovatus”), pursuant to a Loan and Security Agreement, dated April 8, 2021 (the “Loan Agreement”), as amended by that First Amendment to Loan and Security Agreement, dated August 9, 2022 (the “Amendment and collectively with the Loan Agreement, the “Amended Loan Agreement”). The Company became eligible to draw down the Term B Loan upon the closing of the Company’s previously disclosed $100 million private placement on December 9, 2022. As previously disclosed, the Amended Loan Agreement may provide the Company with up to $75.0 million through funding of up to five term loans. Funding of the first $15.0 million term loan occurred on April 8, 2021 in connection with entering into the original Loan Agreement. As of December 31, 2022, term loans totaling $35 million are outstanding under the Amended Loan Agreement. Celcuity will be able to draw on two additional tranches of $10 million each and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches. Celcuity is entitled to make interest only payments for the 48-month period from the original agreement date or for the 60-month period from the original agreement date if certain conditions are met. The loans will mature on April 8, 2027, the sixth anniversary of the initial funding date. Innovatus has the right to convert outstanding principal into shares of Celcuity common stock until the third anniversary of the loan amendment date, with such amount limited to an aggregate of up to $6.6 million assuming all tranches are funded. The loan is secured by all of Celcuity’s assets.

On December 9, 2022, Celcuity closed on a private placement of common stock and preferred stock, resulting in gross proceeds of approximately $100 million, before deducting placement agent fees and other expenses. Celcuity issued 6,182,574 shares of common stock, 1,120,873 shares of Series A Preferred Stock and warrants exercisable for 6,956,450 shares of common stock to certain institutional and other accredited investors pursuant to a securities purchase agreement entered into on May 15, 2022. Pursuant to the securities purchase agreement, the closing (funding) of the private placement followed dosage of the first patient in Celcuity’s Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib, Celcuity’s lead therapeutic candidate. Investors purchased shares of common stock and Series A Preferred Stock at a price of $5.75 per share (on an as converted to common stock basis), with forty percent (40%) warrant coverage (on an as converted to common stock basis) and customary resale registration rights. The warrants have an exercise price of $8.05 per share.

On December 7, 2022, Celcuity announced that the first patient was dosed in it Phase 3 VIKTORIA-1 clinical trial. Operational activities continue to focus on facilitating activation of sites and enrolling patients. The clinical trial protocol was updated to include an additional study arm (Arm F) to evaluate gedatolisib plus fulvestrant in 50 patients who have PIK3CA mutations. This update was made in response to a recommendation from the European Medicines Agency (EMA) that the study arms for PIK3CA mutated patients mirror the same study arms for PIK3CA non-mutated patients. No changes were made to the primary endpoints. VIKTORIA-1 will evaluate the safety and efficacy of gedatolisib in combination with fulvestrant with or without palbociclib in adults with HR+/HER2- advanced breast cancer whose disease progressed while receiving prior CDK4/6 therapy. Further details about the study are available at ClinicalTrials.gov.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began operations in 2012. For the years ended December 31, 2022 and 2021, we reported a net loss of approximately $40.4 million and $29.6 million, respectively. As of December 31, 2022, our cash and cash equivalents and short-term investments were approximately $168.6 million, and we had an accumulated deficit of approximately $96.3 million.

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

As we continue to advance our clinical trial collaborations, we remain in close contact with our current clinical sponsors, and principal investigators, as well as prospective pharmaceutical company and clinical collaborators, to monitor the impact of COVID-19 on our trial enrollment timelines and collaboration discussions. We experienced delays in the enrollment of patients in our ongoing CELsignia Phase 2 clinical trials and now expect interim results from FACT-1 and FACT-2 to be delayed until the second half of 2023. We could experience further delays in clinical trials and collaborations with pharmaceutical companies and sponsors if new variants emerge or if the spread of COVID-19 once again accelerates. Due to the inherent uncertainty associated with the COVID-19 pandemic, we are unable to predict the impact the pandemic may have on our clinical trial work and overall financial condition.

RESULTS OF OPERATIONS

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we initiated a Phase 3 clinical trial, VIKTORIA-1, in 2022 to support potential regulatory approval to market gedatolisib. If we obtain regulatory approvals to market gedatolisib, we expect to generate revenue from sales of the drug for the treatment of breast cancer patients. Additionally, we will seek to generate revenue from partnership agreements with pharmaceutical companies to provide companion diagnostics for such pharmaceutical partners’ existing or investigational targeted therapies. If a new drug indication is received that requires use of our companion diagnostic to identify eligible patients, we expect to generate revenues from sales of tests to treating physicians.

Research and Development

Since our inception, we have primarily focused on research and development of gedatolisib, a PI3K/mTOR targeted therapy and our CELsignia platform and corresponding tests. Research and development expenses primarily include:

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

Sales and Marketing

Sales and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our first drug, gedatolisib, managing the VIKTORIA-1 Phase 3 trial, and development of our CELsignia platform and corresponding CELsignia tests. We would expect to begin to incur increased sales and marketing expenses in anticipation of the commercialization of our first drug, gedatolisib, and CELsignia tests. These increased expenses are expected to include payroll-related costs as we add employees in the commercial departments, costs related to the initiation and operation of our sales and distribution network and marketing related costs.

Interest Expense

Interest expense is primarily due to a Loan Agreement and finance lease obligations.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investment balances.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Years Ended
	December 31,		Increase (Decrease)
	2022	2021	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$35,289,548	$25,758,006	$9,531,542	37%
General and administrative	4,101,543	2,597,909	1,503,634	58
Total operating expenses	39,391,091	28,355,915	11,035,176	39
Loss from operations	(39,391,091)	(28,355,915)	(11,035,176)	39

Other income (expense)
Interest expense	(2,106,111)	(1,262,350)	(843,761)	67
Interest income	1,127,162	13,262	1,113,900	8,399
Loss on sale of fixed assets	-	(263)	263	n/a
Other income (expense), net	(978,949)	(1,249,351)	270,402	(22)
Net loss before income taxes	(40,370,040)	(29,605,266)	(10,764,774)	36
Income tax benefits	-	-	-	-
Net loss	$(40,370,040)	$(29,605,266)	$(10,764,774)	36%

Research and Development

For the year ended December 31, 2022, our research and development expenses were approximately $35.3 million, representing an increase of approximately $9.5 million, or 37%, compared to the same period in 2021. Included in the $9.5 million increase is a $10 million reduction in gedatolisib licensing related expenses offset by increases of $19.5 million in other research and development expenses. In the 2021 period, research and development expenses included a $10.0 million upfront license fee related to the execution of the Pfizer license agreement while there were no licensing agreement expenses for gedatolisib in 2022. Of the $19.5 million increase in research and development expense, $4.9 million was related to increased employee and consulting expenses, of which $0.9 million was in the form of non-cash stock-based compensation. The remaining $14.6 million increase of research and development costs is related to costs for existing clinical trials and for activities supporting the initiation of the VIKTORIA-1 pivotal trial.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to develop gedatolisib, manage the VIKTORIA-1 Phase 3 trial, discover new cancer sub-types, and develop and validate additional CELsignia tests to diagnose such sub-types. We also expect to incur increased expenses to support companion diagnostic business development activities with pharmaceutical companies as we develop additional CELsignia tests and manage a clinical trial for gedatolisib.

General and Administrative

For the year ended December 31, 2022, our total general and administrative expenses were $4.1 million, representing an increase of approximately $1.5 million, or 58%, compared to the same period in 2021. The increase primarily resulted from a $1.3 million increase in compensation related expenses, including approximately $1.1 million of non-cash stock-based compensation. In addition, other general and administrative expenses increased $0.2 million primarily due to professional fees associated with being a public company and director and officer insurance.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib and CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

For the year ended December 31, 2022, interest expense was $2.1 million and represents an increase of $0.8 million compared to the same period in 2021. The Loan Agreement that was executed in April 2021 amended in August 2022, and includes $0.9 million of non-cash interest expense. The increase primarily reflects the loan being in place for the full year in 2022, while only a portion of the year in 2021.

Interest Income

For the year ended December 31, 2022, interest income increased approximately $1.1 million compared to the same period in 2021. The increase was primarily the result of higher market interest rates and the closing of additional financing activities, leading to higher cash, cash equivalents and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through December 31, 2022, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through December 31, 2022, we raised an aggregate of approximately $223.7 million of net proceeds through sales of our securities, and as of December 31, 2022 had $35.0 million of borrowings under loan agreements. As of December 31, 2022, our cash and cash equivalents and short-term investments were approximately $24.6 million and $144.0 million, respectively, and we had an accumulated deficit of approximately $96.3 million.

Private Placement. On December 9, 2022, we issued 6,182,574 shares of common stock, 1,120,873 shares of Series A Preferred Stock and warrants exercisable for 6,956,450 shares of common stock to certain institutional and other accredited investors pursuant to a securities purchase agreement entered into on May 15, 2022. Pursuant to the securities purchase agreement, the closing (funding) of the private placement occurred following dosage of the first patient in the Company’s Phase 3 study, VIKTORIA-1. Investors purchased shares of common stock and Series A Preferred Stock at a price of $5.75 per share (on an as converted to common stock basis), with forty percent (40%) warrant coverage (on an as converted to common stock basis) and customary resale registration rights. The warrants have an exercise price of $8.05 per share. The private placement generated gross proceeds of approximately $100 million before deducting placement agent fees and other offering expenses of $4.3 million.

Open Market Sale AgreementSM. On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. On October 12, 2022, pursuant to this agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses). At December 31, 2022, $44.8 million of common stock remains available for sale under the Jefferies agreement.

Innovatus Loan Agreement. On April 8, 2021, we entered into a Loan Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent Term A loan that was funded on April 8, 2021, (ii) a $5 million Term B loan with a deadline of March 31, 2022, and (iii) a $5 million Term C loan to be funded upon our request, subject to our ability to achieve certain milestones, no later than March 31, 2023. On August 9, 2022, the Company amended the Loan Agreement with Innovatus to provide for up to $75 million in term loans. As of December 31, 2022, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022 following the closing of the $100 million private placement described above. Additionally, the Company will be able to draw on two additional tranches of $10 million and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, manage the VIKTORIA-1 Phase 3 trial, conduct research related to the discovery of new cancer sub-types, conduct clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib and our CELsignia tests. We expect to use cash on hand to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

Based on our current business plan, we believe that our current cash, cash equivalents and short-term investments together with available borrowings under the Innovatus Loan Agreement will provide sufficient cash to finance our operations and pay obligations when due through at least 2025.

Our expectations as to how long our current capital resources will be sufficient to fund our operations are based on assumptions that may not be accurate, and we could use our current capital resources sooner than we currently expect. In addition, we may seek to raise additional capital to finance capital expenditures and operating expenses over the next several years as we launch our integrated therapeutic and companion diagnostic strategy and expand our infrastructure, commercial operations and research and development activities, and to take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our stockholders. Additional capital may be raised through the sale of common or preferred equity or convertible debt securities, entry into debt facilities or other third-party funding arrangements. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. Agreements entered into in connection with such capital raising activities could contain covenants that would restrict our operations or require us to relinquish certain rights. Additional capital may not be available on reasonable terms, or not at all.

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	December 31,
	2022	2021

Net cash provided by (used in):
Operating activities	$(36,008,171)	$(20,311,940)
Investing activities	(144,031,794)	(81,398)
Financing activities	120,325,141	93,041,808
Net increase (decrease) in cash and cash equivalents	$(59,714,824)	$72,648,470

Operating Activities

Net cash used in operating activities was approximately $36.0 million for the year ended December 31, 2022 and consisted primarily of a net loss of approximately $40.4 million and working capital changes of $1.2 million, offset by non-cash expense items of approximately $5.6 million. Non-cash expense items of approximately $5.6 million primarily consisted of $4.6 million of stock-based compensation expense, non-cash interest expense of $0.9 million and depreciation expense of $0.2 million. The approximately $1.2 million of working capital changes was primarily due to an increase in prepaid assets, somewhat offset by increases in accounts payable and accrued expenses.

Net cash used in operating activities was approximately $20.3 million for the year ended December 31, 2021 and consisted primarily of a net loss of approximately $29.6 million, adjusted for non-cash items of approximately $8.5 million and working capital changes of approximately $0.8 million. Non-cash expense items of approximately $8.5 million consisted of $5.0 million for issuance of common stock related to a license agreement, stock-based compensation expense of approximately $2.6 million, non-cash interest expense of $0.6 million and depreciation of approximately $0.3 million. The working capital change of approximately $0.8 million was primarily due to an increase in accounts payable, slightly offset by an increase in prepaid assets.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was approximately $144.0 million and consisted of approximately $143.9 million of short-term investments in government securities (U.S. Treasury Bills and U.S. government agency securities) and approximately $0.1 million in purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2021 was approximately $0.1 million and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was approximately $120.3 million. The $120.3 million primarily consisted of net proceeds from a private placement offering and ATM offering totaling $100.5 million and $19.5 million from net proceeds related to the closing of a Loan Agreement. The remaining $0.3 million was the result of proceeds from the exercise of employee stock options and proceeds from employee stock purchases.

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

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the company believes utilization of third-party reports most accurately reflects expenses. As the current VIKTORIA-1 Phase 3 trial ramps up site activation and patient enrollment, the Company may need to estimate expenses in future periods and actual services performed may vary from these estimates. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Celcuity Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celcuity Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota
March 23, 2023

PCAOB ID: 542

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Balance Sheets

	December 31, 2022	December 31, 2021

Assets
Current Assets:
Cash and cash equivalents	$24,571,557	$84,286,381
Investments	144,015,954	-
Deposits	22,009	22,009
Deferred transaction costs	33,195	22,144
Payroll tax receivable	203,665	298,764
Prepaid assets	6,344,157	722,677
Total current assets	175,190,537	85,351,975
Property and equipment, net	260,294	312,444
Operating lease right-of-use assets	246,266	241,901
Total Assets	$175,697,097	$85,906,320
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$2,627,076	$1,507,099
Finance lease liabilities	2,449	5,850
Operating lease liabilities	191,749	189,858
Accrued expenses	4,060,280	802,893
Total current liabilities	6,881,554	2,505,700
Finance lease liabilities	-	2,449
Operating lease liabilities	61,002	61,771
Note payable, non-current	34,983,074	14,625,923
Total Liabilities	41,925,630	17,195,843
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 1,120,873 and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	1,121	-
Common stock, $0.001 par value: 65,000,000 and 25,000,000 shares authorized; 21,667,250 and 14,918,887 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	21,667	14,919
Additional paid-in capital	230,045,566	124,622,405
Accumulated deficit	(96,296,887)	(55,926,847)
Total Stockholders’ Equity	133,771,467	68,710,477
Total Liabilities and Stockholders’ Equity	$175,697,097	$85,906,320

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Operations

	Years Ended December 31,
	2022	2021

Operating expenses:

Research and development	$35,289,548	$25,758,006
General and administrative	4,101,543	2,597,909
Total operating expenses	39,391,091	28,355,915
Loss from operations	(39,391,091)	(28,355,915)

Other income (expense)
Interest expense	(2,106,111)	(1,262,350)
Interest income	1,127,162	13,262
Loss on sale of fixed assets	-	(263)
Other income (expense), net	(978,949)	(1,249,351)
Net loss before income taxes	(40,370,040)	(29,605,266)
Income tax benefits	-	-
Net loss	$(40,370,040)	$(29,605,266)

Net loss per share, basic and diluted	$(2.64)	$(2.21)
Weighted average common shares outstanding, basic and diluted	15,418,543	13,382,553

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	10,299,822	$10,300	-	$-	$38,013,551	$(26,321,581)	$11,702,270
Stock-based compensation	2,964	3	-	-	2,609,932	-	2,609,935
Employee stock purchases	13,487	14	-	-	65,825	-	65,839
Exercise of common stock warrants	1,975	2	-	-	18,760	-	18,762
Exercise of common stock options, net of shares withheld for exercise price	27,051	27	-	-	63,393	-	63,420
Issuance of common stock upon closing of follow-on offerings, net of underwriting discounts and offering costs	4,221,100	4,221	-	-	78,526,363	-	78,530,584
Issuance of common stock in an at-the-market (“ATM”) offering	3,082	3	-	-	38,959	-	38,962
Issuance costs associated with ATM offering	-	-	-	-	(3,868)	-	(3,868)
Issuance of common stock warrants, note payable	-	-	-	-	289,839	-	289,839
Issuance of common stock, licensing agreement	349,406	349	-	-	4,999,651	-	5,000,000
Net loss	-	-	-	-	-	(29,605,266)	(29,605,266)
Balance at December 31, 2021	14,918,887	14,919	-	-	124,622,405	(55,926,847)	68,710,477
Stock-based compensation	3,523	2	-	-	4,638,203	-	4,638,205
Employee stock purchases	32,669	33	-	-	171,677	-	171,710
Exercise of common stock options, net of shares withheld for exercise price	29,597	30	-	-	152,382	-	152,412
Issuance of common and preferred stock upon closing of private placement offering	6,182,574	6,183	1,120,873	1,121	99,992,696	-	100,000,000
Issuance costs associated with private placement offering	-	-	-	-	(4,316,534)	-	(4,316,534)
Issuance of common stock in an ATM offering	500,000	500	-	-	5,174,500	-	5,175,000
Issuance costs associated with an ATM offering	-	-	-	-	(389,763)	-	(389,763)
Net loss	-	-	-	-	-	(40,370,040)	(40,370,040)
Balance at December 31, 2022	21,667,250	$21,667	1,120,873	$1,121	$230,045,566	$(96,296,887)	$133,771,467

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(40,370,040)	$(29,605,266)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	210,918	303,235
Stock-based compensation	4,638,205	2,609,935
Issuance of common stock, licensing agreement	-	5,000,000
Amortization of debt issuance costs and discount	395,757	267,821
PIK interest	455,074	300,001
Non-cash operating lease, net	(3,243)	(7,740)
Loss on sale of fixed assets	-	263
Change in accrued interest income	(142,928)	-
Changes in operating assets and liabilities:
Payroll tax receivable	95,099	(108,764)
Prepaid assets and deposits	(5,621,480)	(405,637)
Accounts payable	1,077,080	1,305,932
Accrued expenses	3,257,387	28,280
Net cash used for operating activities	(36,008,171)	(20,311,940)

Cash flows from investing activities:
Purchases of investments	(143,873,026)	-
Purchases of property and equipment	(158,768)	(81,898)
Proceeds from sale of property and equipment	-	500
Net cash used for investing activities	(144,031,794)	(81,398)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	-	18,762
Proceeds from exercise of employee stock options	152,412	63,420
Proceeds from employee stock purchases	171,710	65,839
Proceeds from follow-on offering, net of underwriting discounts and offering costs	-	78,530,585
Proceeds from an ATM offering, net of commission fees and offering costs	4,776,046	21,073
Proceeds from note payable, net of debt issuance and discount costs	19,509,037	14,347,939
Proceeds from a private placement offering, net of discounts and offering costs	95,721,786	-
Payments for finance leases	(5,850)	(5,810)
Net cash provided by financing activities	120,325,141	93,041,808
Net change in cash and cash equivalents	(59,714,824)	72,648,470

Cash and cash equivalents:
Beginning of period	84,286,381	11,637,911
End of period	$24,571,557	$84,286,381

Supplemental disclosure of cash flow information:
Interest paid	$1,255,280	$694,528
Supplemental disclosures of non-cash investing and financing activities:
Deferred financing costs and offering and registration statement costs included in accounts payable	$51,020	$8,123
Issuance of common stock warrants and final fee recognized as discount to note payable	-	964,839

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company focused on development of targeted therapies for multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a potent pan-PI3K and mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with HR+/HER2- advanced breast cancer is currently enrolling patients. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

Private Placement Offering

On December 9, 2022, the Company completed the closing (funding) of its private placement offering with certain institutional and other accredited investors for the sale of Company common stock, preferred stock that may be convertible into common stock and warrants exercisable for common stock for $100 million in the aggregate, before deducting placement agent fees and other offering expenses of $4.3 million. The closing followed dosage of the first patient in Celcuity’s Phase 3 clinical trial, VIKTORIA-1.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Operating results for the year ended December 31, 2022 are not necessarily indicative of results to be expected for any future year.

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

Cash and Cash Equivalents

The Company maintains its accounts at one financial institution. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2022 and December 31, 2021, the Company had $24,571,557 and $84,286,381, respectively, in business checking accounts and money market funds that are considered cash equivalents and not insured by the Federal Deposit Insurance Corporation.

Investments

The Company maintains its investments in U.S. governmental agency securities and U.S. treasury bills and has classified them as held-to-maturity at the time of purchase. Held-to-maturity purchases are those securities in which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. The difference between the carrying value, which is based on cost, and the aggregate fair value of the held-to-maturity securities, was immaterial as of December 31, 2022. At December 31, 2022 and December 31, 2021, the Company had $144,015,954 and $0, respectively, of short-term investments.

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

Deferred Transaction Costs

Deferred transaction costs for the year ended December 31, 2022, primarily consist of legal fees that were capitalized as incurred and will be offset against the proceeds from future ATM offerings. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering will occur, any deferred transaction costs will be expensed. Total costs incurred, but not accounted for as a reduction in equity, were $33,195 and $22,144 as of December 31, 2022 and 2021, respectively.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For all periods presented, there was no difference between net loss and comprehensive loss.

Risks and Uncertainties

The Company is subject to risks common to companies in the development stage including, but not limited to, dependency on the clinical and commercial success of its initial drug product, gedatolisib, the clinical and commercial success of its diagnostic tests, ability to obtain regulatory approval for gedatolisib and its diagnostic tests, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, and significant competition.

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

The carrying values of cash equivalents, accounts payable, accrued expenses and other financial working capital items approximate fair value at December 31, 2022 and December 31, 2021, due to the short maturity nature of these items.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $35,289,548, for the year ended December 31, 2022 and $25,758,006, for the year ended December 31, 2021.

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the Company believes utilization of third-party reports most accurately reflects expenses incurred. As the current VIKTORIA-1 Phase 3 trial ramps up site activation and patient enrollment, the Company’s estimated expenses in future periods and actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance on how an issuer should account for modifications made to equity-classified written call options. The guidance in the ASU requires the issuer to treat the modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. The issuer should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The standard is effective for all entities for all fiscal years beginning after December 15, 2021. The Company adopted this accounting standard effective January 1, 2022, and based on the standard, determined that the Representative’s Warrant amendment was equity-classified, treated as a deemed dividend within Additional Paid-in Capital, and the estimated incremental fair value of the modification for the Representative’s Warrant at the date of amendment was $271,988.

3. Liquidity

Based on the Company’s cash and cash equivalents and short-term investments on hand at December 31, 2022 of $24,571,557 and $144,015,954, respectively, the Company believes that its cash and short-term investments will be sufficient to fund the Company’s current operating plan through at least the next 12 months from the issuance date of this Annual Report.

4. Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the preferred stock, options, and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same.

For the years ended December 31, 2022 and 2021, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were preferred stock on an as-if-converted to common stock basis of 11,208,730 and zero shares of common stock, respectively, options to purchase 1,976,586 and 1,315,321 shares of common stock, respectively, warrants to purchase 7,266,102 and 377,652 shares of common stock, respectively, and 3,273 and 2,964 shares of restricted common stock, respectively.

In accordance with ASU 2021-04, for purposes of calculating basic and diluted net loss per share for the year ended December 31, 2022, the reported net loss was increased by approximately $272,000 related to the deemed dividend resulting from the amendment to the warrant agreement as further discussed in Note 11. This adjustment increased the basic and diluted net loss per share by $0.02 for the year ending December 31, 2022.

5. Investments

The following table summarizes the Company’s held-to-maturity investment securities at amortized cost as of December 31, 2022:

	December 31, 2022
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Governmental Agency Securities	$46,230,893	$29,517	$-	$46,260,410
U.S. Treasury Notes	97,785,061	41,639	-	97,826,700
Total	$144,015,954	$71,156	$-	$144,087,110

The Company had no investments as of December 31, 2021.

The fair value of the Company’s held-to-maturity debt securities are determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly and are classified as level 2 fair value instruments.

6. Payroll Tax Receivable

The payroll tax receivable is the result of the Company’s utilization of research and development tax credits as authorized by the Path Act. The balance at December 31, 2022 was $203,665 and December 31, 2021 was $298,764.

7. Prepaid Assets

Prepaid assets consisted of the following at December 31:

	2022	2021
Current:
Directors & officers’ insurance	$173,416	$313,958
Prepaid research & development	421,800	338,760
Clinical trial	5,656,737	-
Other	92,204	69,959
Total	$6,344,157	$722,677

8. Property and Equipment

Property and equipment consisted of the following at December 31:

	2022	2021
Leasehold improvements	$302,577	$302,848
Furniture and equipment	1,676,935	1,517,896
	1,979,512	1,820,744
Less: Accumulated depreciation	(1,719,218)	(1,508,300)
Total	$260,294	$312,444

Depreciation expense was $210,918 and $303,235 for the years ended December 31, 2022 and 2021, respectively.

9. Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2022	2021
Accrued compensation	$929,216	$438,477
Employee Stock Purchase Plan	38,967	34,455
Clinical trial costs	2,246,573	138,788
Other	845,524	191,173
Total	$4,060,280	$802,893

10. Commitments

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

Supplemental balance sheet information consisted of the following at December 31, 2022:

Operating Lease
Right-of-use assets	$246,266

Operating lease liability	$252,751
Less: short term portion	(191,749)
Long term portion	$61,002

Finance Lease
Furniture and equipment	$28,932
Less: Accumulated depreciation	(26,521)
Net book value of property and equipment under finance lease	$2,411

Finance lease liability	$2,449
Less: short term portion	(2,449)
Long term portion	$-

Maturity analysis under lease agreements consisted of the following as of December 31, 2022:

	Operating Leases	Finance Leases
2023	$206,957	$3,023
2024	69,439	-
Total minimum lease payments	276,396	3,023
Less: Present value discount	(23,645)	(5)
Less amount representing services	-	(569)
Present value of net minimum lease payments	$252,751	$2,449

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	1.3 years	8.0%
Finance lease	0.3 years	1.0%

Lease costs for the years ended December 31:

	2022	2021

Operating lease cost	$197,767	$185,379
Finance lease cost:
Amortization	5,786	5,786
Interest	39	79
Variable lease cost	81,077	79,477
	$284,669	$270,721

Supplemental cash flow information related to leases for the years ended December 31:

	2022	2021
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$282,086	$274,297
Operating cash outflow from finance leases	39	79
Financing cash outflow from finance leases	5,850	5,810
	$287,975	$280,186

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMO’s, and CRO’s. The Company currently has four Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Phase 1B study and the Expanded Access study, are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical study (VIKTORIA-1) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2022, the Company had only one material non-cancelable contractual commitment with respect to these arrangements, which totaled approximately $2.3 million.

11. Stockholders’ Equity

Capital Stock

At December 31, 2021, the Company’s authorized capital stock consisted of 25,000,000 shares of $.001 par value common stock, of which 14,918,887 shares were outstanding, and 2,500,000 shares of $.001 par value preferred stock, of which 0 were outstanding.

The authorized number of shares of common stock was increased to 30,000,000 shares on May 12, 2022 and to 65,000,000 shares on September 1, 2022. On May 16, 2022, the Company designated 1,850,000 shares of the authorized preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-voting, and each share is convertible at the option of the holder, subject to certain limitations, into 10 shares of common stock. Holders of Series A Preferred Stock are entitled to receive dividends, on an as-if-converted-to-common stock basis, when, as and if, and in the same form as, dividends are actually paid on the common stock. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or in the event of a Deemed Liquidation Event (as defined in the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock), the holders of Series A Preferred Stock are entitled to be paid from assets of the Company available for distribution to its stockholders, before any payment is made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the original issue price ($5.75 on an as-converted-to-common stock basis), plus all accrued and unpaid dividends and (ii) the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The Company may not, without the consent of holders of a majority of the outstanding shares of Series A Preferred Stock, amend its charter in a manner that adversely affects the powers, preferences or rights of the Series A Preferred Stock or issue or obligate itself to issue shares of any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company and the payment of dividends.

At December 31, 2022, the Company’s authorized capital stock consisted of 65,000,000 shares of common stock, of which 21,667,250 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 1,120,873 shares were outstanding. As of December 31, 2022, no dividends have been declared on the Company’s capital stock.

Sale and Issuance of Stock

On December 9, 2022, the Company issued 6,182,574 shares of common stock, 1,120,873 shares of Series A Preferred Stock and warrants exercisable for 6,956,450 shares of common stock to certain institutional and other accredited investors pursuant to a securities purchase agreement entered into on May 15, 2022. Pursuant to the securities purchase agreement, the closing (funding) of the private placement occurred following dosage of the first patient in the Company’s Phase 3 study, VIKTORIA-1. Investors purchased shares of common stock and Series A Preferred Stock at a price of $5.75 per share (on an as converted to common stock basis), with forty percent (40%) warrant coverage (on an as converted to common stock basis) and customary resale registration rights. The private placement generated gross proceeds of approximately $100 million before deducting placement agent fees and other offering expenses of $4.3 million.

On February 4, 2022, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of common stock having an aggregate offering price of up to $50,000,000. The Company will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds from each sale of such shares. On October 12, 2022, pursuant to the above agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million before deducting commissions and other offering expenses of $0.4 million.

On February 26, 2021, the Company completed a follow-on offering in which it sold 1,971,100 shares of common stock (including 257,100 shares of common stock in connection with the full exercise of the underwriters’ option to purchase additional shares) at a public offering price of $14.00 per share. The offering generated gross proceeds of approximately $27.6 million before deducting underwriting discounts and other offering expenses of approximately $1.8 million.

On April 8, 2021, in conjunction with entering into a license agreement with Pfizer to research, develop, manufacture and commercialize gedatolisib, the Company issued to Pfizer 349,406 shares of the Company’s common stock at a price of $14.31 per share, for an aggregate price of $5.0 million.

On July 1, 2021, the Company completed a follow-on offering in which it sold 2,250,000 shares of common stock at a public offering price of $25.00 per share. The offering generated gross proceeds of approximately $56.3 million before deducting underwriting discounts and other offering expenses of approximately $3.5 million.

Warrants

At December 31, 2022:
Issue Date	Expiration Date	# of Warrants Outstanding	Exercise Price	Offering
1/21/2016	1/14/2026	33,719	$7.56	private placement offering - issued to placement agent
5/2/2016	5/2/2026	21,530	$7.56	private placement offering - issued to placement agent
4/28/2017	4/28/2027	33,250	$8.42	private placement offering - issued to placement agent
5/17/2017	5/17/2027	15,365	$8.42	private placement offering - issued to placement agent
9/22/2017	9/22/2024	109,746	$9.50	purchasers of convertible notes
9/22/2017	9/19/2025	70,000	$10.45	IPO - issued to underwriter
4/8/2021	4/8/2031	26,042	$14.40	debt financing - issued to lender
12/9/2022	see below	6,956,450	$8.05	securities purchase agreement - issued to institutional and other accredited investors
Total Warrants Outstanding		7,266,102

On December 9, 2022, in connection with entering into a securities purchase agreement on May 15, 2022, the Company issued warrants to certain institutional and other accredited investors to purchase 6,956,450 shares of the Company’s common stock at a price of $8.05. The warrants may be exercised at any time or from time to time on or after the date of issuance and on or before the earlier of (i) 5:00 p.m. (New York City time) on December 9, 2027 or (ii) seventy-five (75) days after the Company publicly announces (x) whether the progression-free survival (PFS) of gedatolisib in combination with palbociclib and fulvestrant (Arm A) to fulvestrant (Arm C) in the Phase 3 study met its primary endpoint target, (y) whether the PFS of gedatolisib in combination with fulvestrant (Arm B) to fulvestrant (Arm C) in the Phase 3 study met its primary endpoint target, and (z) the associated hazard ratios and median PFS values for each of Arm A, Arm B, and Arm C. The warrants are equity classified and the $21.8 million of fair value allocated to the warrants is reflected as Additional Paid-in Capital.

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

On April 8, 2021, in connection with entering into a loan and security agreement with Innovatus Life Sciences Lending Fund I, LP, the Company issued a warrant to Innovatus to purchase 26,042 shares of the Company’s common stock at an exercise price of $14.40 per share. This warrant is equity classified and the $289,839 fair value of the warrant was reflected as additional debt discount.

At December 31, 2022 and 2021, the Company had warrants to purchase 7,266,102 and 377,652 shares of common stock outstanding, at a weighted average exercise price of $8.12 and $9.76, respectively. A total of 0 and 1,975 warrants were exercised in the years ended December 31, 2022 and 2021, respectively.

12. Stock-Based Compensation

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

2017 Stock Incentive Plan

The 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”) was adopted by the Company’s board on September 6, 2017, became effective following the corporate conversion on September 15, 2017, and was approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The 2017 Plan was amended and approved by stockholders at the Company’s annual stockholder meeting on May 14, 2020. The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Plan. The number of shares reserved for issuance was automatically increased by 149,189 and 102,998 shares on January 1, 2022 and 2021, respectively and will increase automatically on January 1 of each of 2023 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. At the Annual Meeting held on May 12, 2021 and May 12, 2022, the stockholders approved a one-time, 500,000 increase each year for a total of 1,000,000 increase, to the number of shares reserved for issuance under the 2017 Plan. The 2017 Plan provides for options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses. The exercise price of each option granted under the 2017 Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2017 Plan is ten years. The 2017 Plan is generally administered by the compensation committee of the Company’s board, which has the authority to interpret the 2017 Plan, grant awards and make all other determinations necessary for the administration of the 2017 Plan.

The following table summarizes the activity for all stock options outstanding for the years ended December 31:

	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,315,321	$11.97	849,949	$9.33
Granted	843,797	7.64	538,567	16.09
Exercised	(29,597)	5.15	(44,828)	7.06
Forfeited	(152,935)	9.70	(28,367)	18.72
Balance at December 31:	1,976,586	$6.34	1,315,321	$11.97

Options exercisable at December 31:	995,629	$5.91	592,141	$9.53

Weighted Average Grant Date Fair Value for options granted during the period:		$5.22		$14.93

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2022:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,976,586	7.86	$6.34	$15,246,085	995,629	$5.91	8,157,756

The Company recognized stock-based compensation expense for stock options of $4,415,415 and $2,448,742 for the years ended December 31, 2022 and 2021, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17,2022. The effect of this modification on stock-based compensation was $517,000 for the year ended December 31, 2022. The effect of this modification on stock-based compensation over the remaining service period will be approximately $317,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect on stock-based compensation was $92,000 and $53,000 for the years ended December 31, 2022 and 2021, respectively. The effect on stock-based compensation over the remaining service period will be approximately $173,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect on stock-based compensation was $38,000 and $46,000 for the years ended December 31, 2022 and 2021, respectively. The effect on stock-based compensation over the remaining service period will be approximately $20,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the years ended December 31:

	2022	2021
Risk-free interest rate	1.68% - 4.22%	0.63% - 1.39%
Expected volatility	76.2% - 79.6%	76.6% - 76.9%
Expected life (years)	5.29 to 6.25	5.0 to 6.11
Expected dividend yield	0%	0%

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

The Company had 3,273 and 2,964 shares of restricted stock outstanding for the years ended December 31, 2022 and 2021, respectively, and 3,214 and 15,686 shares of restricted stock vested during the years ended December 31, 2022 and 2021, respectively. The Company recognized stock-based compensation expense for restricted stock of $41,431 and $80,150 for the years ended December 31, 2022 and 2021, respectively.

The total remaining shares available for grant under the Company’s 2017 Plan as of December 31, 2022 was 242,435.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2023	$3,347,255
2024	2,161,383
2025	1,405,076
2026	365,245
Total estimated compensation cost to be recognized	$7,278,959

2017 Employee Stock Purchase Plan

The Company’s 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board on September 6, 2017 and approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company initially reserved a total of 100,000 shares for issuance under the ESPP. The number of shares reserved for issuance was automatically increased by 74,595 and 51,499 shares on January 1, 2022 and 2021, respectively and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of December 31, 2022 is 192,148.

The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The ESPP is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock-based compensation expense related to the ESPP of $181,359 and $41,043 for the years ended December 31, 2022 and 2021, respectively.

The Company recognized total stock-based compensation expense as follows for the years ended December 31:

	Year Ended December 31,
	2022	2021
Stock-based compensation expense in operating expenses:
Research and development	$2,563,291	$1,645,353
General and administrative	2,074,914	964,582
Total	$4,638,205	$2,609,935

13. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender. The Lender agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent term A loan that was funded on April 8, 2021, (ii) a $5 million term B loan with a deadline of March 31, 2022 and (iii) a $5 million term C loan to be funded upon request, subject to our ability to achieve certain milestones, no later than March 31, 2023 (collectively the “Term Loans”).

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

On August 9, 2022, the Company amended the Loan Agreement. Under the amended Loan Agreement, Innovatus, as Lender, has agreed to loan up to $75 million, a $50 million increase from the original Loan Amount, in five tranches consisting of: (i) a $15 million term A loan that was funded on April 8, 2021 upon entering into the original Loan Agreement, (ii) a $20 million term B loan to be funded upon request of the Company no later than December 31, 2022, with such funding conditioned upon the closing of the Company’s $100 million private placement announced on May 16, 2022, (iii) a $10 million term C loan to be funded upon request of the Company no later than April 1, 2024, (iv) a $20 million term D loan to be funded upon request of the Company no later than November 1, 2024, and (v) a $10 million term E loan to be funded upon request of the Company no later than February 28, 2025. As of December 31, 2022, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022 following the closing of the $100 million private placement described above. Funding of the term C, D, and E loans are conditioned upon satisfaction of certain clinical trial milestones and certain financial covenants determined on a pro forma as-funded basis. In connection with the original and amended Loan Agreement and the funding of the first and second tranche of the Term Loans, the Company incurred debt issuance costs of approximately $1.1 million. The debt issuance costs and the debt discount are amortized to interest expense using the effective interest method over the life of the Term Loans. The carrying value of the debt approximates fair value as of December 31, 2022.

Under the amended Loan Agreement, Innovatus has the right, at its election and until August 9, 2025, the third anniversary of the loan amendment date, to convert into Common Stock up to (1) 20% of the outstanding principal amount of term A loan, and (ii) an additional 7% of the amount by which the aggregate principal amount of the funded term B, C, D, and E loans exceed $35 million, provided that the aggregate outstanding principal amount of all term loans is at least $35 million, which such conversion based upon a price per share equal to $10.00. No additional warrants are required to be issued under the funding of term B, C, D, and E.

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

Long-term debt consisted of the following at December 31, 2022 and 2021:

	2022	2021
Note payable	$35,000,000	$15,000,000
Add: PIK interest (added to principal)	755,075	300,001
Add: final fee	-	675,000
Less: unamortized debt issuance costs	(707,001)	(386,578)
Less: unamortized debt discount	(65,000)	(962,500)
Total long-term debt	$34,983,074	$14,625,923

Future principal payments are as follows:

Years Ending December 31,

2025	$13,408,153
2026	17,877,538
2027	4,469,384
Total	$35,755,075

14. License Agreement

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

15. Income Taxes

Following the conversion of Celcuity LLC to Celcuity Inc. on September 15, 2017, Celcuity Inc. began filing federal and state returns where required. No income tax benefit was recorded for the years 2022 and 2021, due to net losses and recognition of a valuation allowance. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ending December 31:

	2022	2021
Tax benefit at statutory federal rate	$(8,478,000)	$(6,217,000)
State income tax benefit, net of federal tax effect	(64,000)	(49,000)
Change in valuation allowance on deferred tax assets	9,543,000	6,330,000
Research & Development Credits	(1,347,000)	(222,000)
Other permanent items	346,000	158,000
Income tax benefits	$-	$-

On December 22, 2017 H.R. 1, commonly referred to as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. As part of Tax Act, for tax years beginning on or after January 1, 2022, Congress requires taxpayers to capitalize research and experimental expenditures that qualify as section 174 costs and recover them over 5 years for domestic expenditures, and 15 years for expenditures attributed for foreign research.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other things, the IRA contained three key changes for corporations—a corporate minimum tax, a one percent excise tax on certain stock buybacks and certain clean energy incentives and initiatives. The enactment of the IRA did not result in any material impact to the Company’s income tax provision.

On August 9, 2022, President Biden signed the CHIPS and Science Act of 2022 into law, which provides certain financial incentives with the intention of increasing American semi-conductor research, development and production and promoting domestic scientific and technological advances. The enactment of the CHIPS did not result in any material impact to the Company’s income tax provision.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2022. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	2022	2021
Deferred tax assets (liabilities):
Accrued expenses	$103,000	$50,000
Share-based compensation	1,419,000	796,000
Property and equipment	364,000	319,000
Right-of-use assets	(52,000)	(51,000)
Lease liability	53,000	53,000
IRC 174 Expenditures	3,326,000	-
Start-up expenditures	10,333,000	6,966,000
Net operating losses and tax credits	7,045,000	4,915,000
Valuation allowance	(22,591,000)	(13,048,000)
Net deferred tax assets	$-	$-

At December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $19.3 million and $0.5 million, respectively. The federal and state net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The federal net operating loss carryforwards starting in 2018 have no expiration. These deferred tax assets were subject to a full valuation allowance as of December 31, 2022 and December 31, 2021.

At December 31, 2022, the Company had federal and state research and development tax credit carryforwards resulting in deferred tax assets of approximately $2.2 million and $1.0 million, respectively. The federal and state credit carryforwards will begin to expire in the years ending December 31, 2038 and December 31, 2033, respectively. These deferred tax assets were subject to a full valuation allowance as of December 31, 2022 and December 31, 2021.

Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may limit in the future the amount of net operating loss carryforwards available to offset future taxable income.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more-likely-than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2022, and 2021, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Prior to the conversion, Celcuity was a limited liability company and therefore was taxed as a partnership for income tax purposes. Accordingly, no benefit for income taxes was recorded prior to the conversion.

For years prior to 2018, the Company is no longer subject to U.S. federal or state income tax examinations. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses.

16. Subsequent Event

On March 13, 2023, the Company signed an amendment to extend its operating lease for a period of two years. The commencement of the extended period is May 1, 2024 and will terminate on April 30, 2026. This amendment provides for monthly rent, real estate taxes and operating expenses.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”) in Internal Control-Integrated Framework. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our system of internal control over financial reporting was effective as of such date.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to our designation as a small reporting company or SRC and Non-Accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes to our system of internal control over financial reporting during the three months ended December 31, 2022 and during the subsequent time period through the filing of this Annual Report that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

Brian F. Sullivan, age 61, is our co-Founder and has served as Chairman of the Board and Chief Executive Officer since we commenced operations in 2012. Mr. Sullivan has over 30 years of experience founding and building successful, high growth technology companies. He was Chairman and CEO of SterilMed, a medical device reprocessing company, from 2003, when he led an investment group to acquire a majority interest, until its sale to Ethicon Endo-Surgery Inc., a Johnson & Johnson company, for $330 million in 2011. Previously, he was co-founder and Chief Executive Officer of Recovery Engineering, a filtration company, which he took public and subsequently sold to Procter & Gamble for $265 million in 1999. Mr. Sullivan served on the board of directors of Entegris, Inc., a publicly-held company from 2003-2021. Mr. Sullivan has received nine U.S. patents and has several pending. He graduated magna cum laude with distinction from Harvard College with an A.B. in economics. Among other attributes, skills, and qualifications, the board of directors believes Mr. Sullivan is uniquely qualified to serve as a director based on his extensive operational and business development experience, and his knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.

Lance G. Laing, Ph.D., age 61, is our co-Founder and has served as Chief Science Officer, Vice President, Secretary and Director since we commenced operations in 2012. Dr. Laing’s career spans more than 20 years in drug discovery research and technology development. He received his doctorate in biophysics and biochemistry from The Johns Hopkins University and completed a National Institutes of Health post-doctoral fellowship at Washington University Medical School. He has received 24 U.S. patents and has several U.S. patents pending. His drug discovery research career began at Scriptgen/Anadys Pharmaceuticals (purchased by Novartis), where he worked under Professor Peter Kim, who became President of Merck Research. He also was Director of Chemistry and Bioapplications and Director of Detection Product Development for two companies that each developed instruments similar to those Celcuity uses to perform the CELsignia tests. His work at these two instrument companies gave him unique expertise and experience in developing a variety of patented applications for these instruments. Most recently, he served as an executive director for an international drug discovery and development company. Among other attributes, skills, and qualifications, the board of directors believes Dr. Laing is uniquely qualified to serve as a director based on his significant research, medical and scientific expertise.

Richard E. Buller, M.D., Ph.D., age 73, was appointed to Celcuity’s board of directors in December 2019. Dr. Buller has over 15 years of experience leading oncology clinical development and translational medicine departments at major pharmaceutical companies. He has participated in the development of 15 drugs and several companion diagnostics that received U.S. FDA approval. Dr. Buller most recently served as Head Oncology Clinical Development and Vice President of Translational Oncology at Pfizer, Inc, one of the world’s largest pharmaceutical companies, until he retired in 2016. He had previously served as Vice President of Translational Medicine at Exelixis, a leading biopharmaceutical company, where he led efforts to study patients selected by molecular testing for inclusion in their phase 2 and phase 3 clinical trials. He began his pharmaceutical company career at GlaxoSmithKline as Director of the Oncology Medicine Development Center. Prior to his leadership positions in drug development, he was Professor of Gynecologic Oncology at the University of Iowa, where he led laboratory research focused on identifying genomic variants involved in ovarian cancer. He received his M.D. from the Baylor College of Medicine, where he also received his Ph.D. in cell biology. Among other attributes, skills, and qualifications, the board of directors believes Dr. Buller is uniquely qualified to serve as a director based on his oncology drug and diagnostic development expertise.

David F. Dalvey, age 64, has served as a member of Celcuity’s board of directors since February 2014. Mr. Dalvey has more than 30 years of experience in the fields of corporate finance and venture capital, working primarily with growth-oriented technology and life-science businesses. He has over 10 years of corporate finance advisory experience with two national investment banks, completing over 150 individual transactions. He has been the General Partner of Brightstone Venture Capital, a venture capital management company, since September 2000. Brightstone is a 25-year old venture capital management company that has raised and managed ten venture partnerships. Previously, he held management positions with R.J. Steichen and Company, an investment bank, from 1995 to 2000, The Food Fund LP, a venture capital firm, from 1992 to 1995 and Wessels, Arnold & Henderson, an investment bank, from 1987 to 1992. Mr. Dalvey served on the board of directors for Navarre Corporation (now Speed Commerce, Inc.) from 2009 until November 2012, on the board of managers for Blue Rock Market Neutral Fund, a mutual fund registered under the Investment Company Act of 1940 from 2000 to 2014 and on the board of directors for Digitiliti, Inc. from July 2011 until October 2012. Mr. Dalvey has significant operational exposure as a board director or advisor to many other public and privately held growth businesses and has served on these companies’ audit, strategic or governance committees, including companies such as HomeSpotter, Definity Health, AppTec Laboratories, CHF Solutions, BiteSquad, Agiliti, and Nature Vision. Mr. Dalvey received a B.S. in Business/Management Economics from University of Minnesota. Among other attributes, skills, and qualifications, the board of directors believes Mr. Dalvey is uniquely qualified to serve as a director based on his leadership experience in operating both public and private companies and his experience working in the investment community and with investment firms enable him to bring valuable insight and knowledge to our board of directors.

Leo T. Furcht, M.D., age 76, was appointed to Celcuity’s board of directors in May 2019. Dr. Furcht is currently Allen-Pardee Professor of Cancer Biology and Head of the Department of Laboratory Medicine and Pathology at the University of Minnesota and a member of the Division of Molecular Pathology and Genomics. He served as Chairman of the Board of Directors for University of Minnesota Physicians, the Medical School practice plan with approximately 700 physicians, from 2004-2014. He was also the founding Director of the Biomedical Engineering Center from 1990-2001, where he led efforts to establish stem cell and molecular diagnostics expertise at the University of Minnesota. He has published more than 180 scientific papers and holds more than 30 patents in the fields of polypeptides, biomaterials, and adult stem cells. His business experience includes co-founding two medical technology companies, South Bay Medical, a medical device company that was acquired by Mentor Corporation, and Diascreen, a diagnostics company, which was later acquired by Chronimed. Among other attributes, skills, and qualifications, the board of directors believes Dr. Furcht is uniquely qualified to serve as a director based on his research in tumor cell behavior and extracellular matrix proteins, Head of the University of Minnesota’s Department of Laboratory Medicine and Pathology, and his experience in several biotechnology start-ups.

Polly A. Murphy, D.V.M., Ph.D., age 58, was appointed to Celcuity’s board of directors in September 2022. Dr. Murphy has served as Chief Business Officer at UroGen Pharma, Inc. since August 2020. Prior to that, Dr. Murphy served in various leadership roles at Pfizer, Inc. from September 2012 to August 2020, including as Vice President and Head of Commercial Development Pfizer Oncology Business Unit from January 2019 to August 2020, Vice President and Head of Global Marketing and Commercial Development, Pfizer Oncology Business Unit from June 2017 to December 2018, and as Vice President and Head of Strategy and Business Development for Pfizer China from November 2013 to May 2018. Since August 2020, Dr. Murphy as served on the board of directors of Atea Pharmaceuticals, Inc., a publicly held company. Dr. Murphy received her D.V.M. and Ph.D. from Iowa State University and her M.B.A. from Nova Southeastern University. Among other attributes, skills, and qualifications, the board of directors believes Dr. Murphy is uniquely qualified to serve as a director based on her significant medical and scientific expertise and experience in the pharmaceutical industry in business development and commercialization.

Richard J. Nigon, age 75, is currently Senior Vice President of Cedar Point Capital, LLC., a private company that raises capital for early-stage companies, where he has served since 2007. Mr. Nigon has also been a board member for Northern Technologies International Corp. since February 2010, including its non-executive Chairman of the board of directors since November 2012. Mr. Nigon also serves as a director of several private companies. Mr. Nigon previously served as a board member for Tactile Systems Technology from September 2012 to May 2022, Vascular Solutions, Inc. from November 2000 to February 2017, when it was acquired by Teleflex, Incorporated and as a board member for Virtual Radiologic Corporation from May 2007 until it was acquired in July 2010. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements of Stifel Nicolaus until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he served as a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young’s Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly-traded companies in the consumer retailing and manufacturing sectors. Among other attributes, skills, and qualifications, the board of directors believes Mr. Nigon is qualified to serve as a director because of his extensive public accounting and auditing experience, including particular experience with emerging growth companies. The board of directors also believes that Mr. Nigon will bring to the board of directors a strong background in financial controls and reporting, financial management, financial analysis, SEC reporting requirements and mergers and acquisitions. His strategic planning expertise gained through his management and leadership roles at private investment firms also makes him well-suited to serve as a member of the board of directors.

Executive Officers

Information regarding our Chief Executive Officer, Brian F. Sullivan, and our Chief Science Officer, Lance G. Laing, PhD., is included above under the heading “Directors”.

Vicky Hahne, age 56, joined as our Chief Financial Officer in July 2017. She has more than 25 years of financial leadership experience, including the most recent 15 years in the healthcare industry. Prior to joining Celcuity, Ms. Hahne served as Controller of Respiratory Technologies Inc., a medical device manufacturer, from 2015 to 2017. While at Respiratory Technologies, she played a key role in the due diligence process to sell the company to Koninklijke Philips. In 2014, she served as Controller for Ability Network Inc., a healthcare information technology company. From 2007 to 2012, Ms. Hahne served as Controller of SterilMed Inc., a medical device reprocessing company, where she was significantly involved in the sale of the company to Johnson & Johnson. Prior to these roles, Ms. Hahne held several senior financial positions at SimonDelivers Inc., including Chief Financial Officer. Ms. Hahne has extensive experience in early stage, high growth companies with responsibilities including financial controls and stewardship, financial analysis, mergers and acquisitions, building infrastructure and systems. She received a B.S. degree in Finance and Accounting from Northern State University and received her CPA certificate in 1990.

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

Dated: March 23, 2023	CELCUITY INC.

	By	/s/ Brian F. Sullivan
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

Signature	Title	Date
/s/ Brian F. Sullivan	Chairman and Chief Executive Officer	March 23, 2023
Brian F. Sullivan	(Principal Executive Officer)

/s/ Vicky Hahne	Chief Financial Officer	March 23, 2023
Vicky Hahne	(Principal Financial and Accounting Officer)

/s/ Lance G. Laing	Chief Science Officer, Vice President and Secretary, and	March 23, 2023
Lance G. Laing	Director

/s/ Richard E. Buller	Director	March 23, 2023
Richard E. Buller

/s/ Dave F. Dalvey	Director	March 23, 2023
Dave F. Dalvey

/s/ Leo T. Furcht	Director	March 23, 2023
Leo T. Furcht

/s/ Polly A. Murphy	Director	March 23, 2023
Polly A. Murphy

/s/ Richard J. Nigon	Director	March 23, 2023
Richard J. Nigon

EXHIBIT INDEX

CELCUITY INC.

FORM 10-K

Exhibit No.	Description
2.1	Form of Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

3.1	Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2022).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020).

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

4.6

First Amendment to Representative’s Warrant, dated September 13, 2022, between Celcuity Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.7	Form of Warrant issued by Celcuity Inc. to Innovatus Life Sciences Lending Fund I, LP in connection with the Loan and Security Agreement dated April 8, 2021 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.8	Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.9	Form of Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.1+	Celcuity Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.2+	Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2020).

10.3+	Form of Stock Option Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.4+	Form of Restricted Stock Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.5+	Form of Restricted Stock Unit Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.6+	Form of Stock Appreciation Rights Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.7+	Celcuity LLC 2012 Equity Incentive Plan, adopted August 10, 2012, as amended by First Amendment to the Celcuity LLC 2012 Equity Incentive Plan, adopted November 12, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.8+	Form of Incentive Plan Unit Option Agreement pursuant to the Celcuity LLC 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.9	Commercial Lease, dated September 28, 2017, between West Glen Development I, LLC and Celcuity, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

10.10	Commercial Lease, First Amendment to Lease, dated July 28, 2020, between West Glen Development I, LLC and Celcuity Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.11	Commercial Lease, Second Amendment to Lease, dated July 19, 2021, between West Glen Development I, LLC and Celcuity Inc., incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021.

10.12

Commercial Lease, Third Amendment to Lease, dated July 27, 2022, by and between Celcuity Inc. and West Glen Development I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.13	Commercial Lease, Fourth Amendment to Lease, dated March 13, 2023, by and between Celcuity Inc. and West Glen Development I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

10.14	Clinical Trial Agreement, dated May 8, 2017, between NSABP Foundation, Inc. and Celcuity LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.15	Clinical Trial Agreement, Amendment No. 1, between NSABP Foundation, Inc and Celcuity Inc., dated October 15, 2020 (incorporated by reference Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2021).

10.16+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Brian F. Sullivan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.17+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Lance G. Laing (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.18+	Confidentiality, Non-Compete and Proprietary Rights Agreement, dated May 17, 2017, between Celcuity LLC and Vicky Hahne (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.19	Form of Indemnification Agreement between Celcuity Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.20†	License Agreement, dated April 8, 2021, by and between the Company and Pfizer, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.21†	Amendment to License Agreement, dated May 6, 2021, by and between the Company and Pfizer, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.22	Open Market Sale AgreementSM, dated February 4, 2022, by and between Celcuity Inc., and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

10.23	Securities Purchase Agreement, dated May 15, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.24	Registration Rights Agreement, dated May 15, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.25	Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.26	The First Amendment to Loan and Security Agreement, dated August 9, 2022, by and among the Company and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

23.1*	Consent of Boulay PLLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of principal executive officer required by Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Rule 13a-14(a).

32.1**	Section 1350 Certification of principal executive officer.

32.2**	Section 1350 Certification of principal financial officer.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2022, formatted, in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.
†	Certain portions have been omitted from this exhibit.

