Form 10-K/A
period 2022-12-31
Celcuity Inc.
filed 2023-04-07
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Auditor Firm ID	Auditor Name	Auditor Location
542	Boulay PLLP	Minneapolis, Minnesota

EXPLANATORY NOTE

Celcuity Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “Commission”) on March 23, 2023 (the “Form 10-K”), as set forth in this Amendment No. 1 on Form 10-K/A (this “Amendment”). This Amendment is being filed solely to include a corrected version of each of Exhibit 3.1, “Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock” and Exhibit 4.2, “Description of Registered Securities,” as a document filed as an exhibit to the Form 10-K.

Except as described above, no other changes are being made to the Form 10-K and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Form 10-K. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K. This Amendment should be read in conjunction with the Company’s filings with the Commission subsequent to the filing of the Form 10-K.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

ITEM 15. Exhibits, Financial Statement Schedules.

FINANCIAL STATEMENTS

Item	Page
Report of Independent Registered Public Accounting Firm	#
Balance Sheets – December 31, 2022 and 2021	#
Statements of Operations – Years ended December 31, 2022 and 2021	#
Statements of Stockholders’ Equity – Years ended December 31, 2022 and 2021	#
Statements of Cash Flows – Years ended December 31, 2022 and 2021	#
Notes to Consolidated Financial Statements	#

# Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 23, 2023.

FINANCIAL STATEMENT SCHEDULES

None.

EXHIBITS

The exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K are listed in the Exhibit Index, which follows and is incorporated herein by reference.

EXHIBIT INDEX

CELCUITY INC.

FORM 10-K

Exhibit No.	Description

2.1	Form of Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

3.1*	Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

4.2*	Description of Registered Securities.

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

4.5	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.6	First Amendment to Representative’s Warrant, dated September 13, 2022, between Celcuity Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.7	Form of Warrant issued by Celcuity Inc. to Innovatus Life Sciences Lending Fund I, LP in connection with the Loan and Security Agreement dated April 8, 2021(incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.8	Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.9	Form of Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.1+	Celcuity Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.2+	Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2020).

10.3+	Form of Stock Option Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.4+	Form of Restricted Stock Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.5+	Form of Restricted Stock Unit Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.6+	Form of Stock Appreciation Rights Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.7+	Celcuity LLC 2012 Equity Incentive Plan, adopted August 10, 2012, as amended by First Amendment to the Celcuity LLC 2012 Equity Incentive Plan, adopted November 12, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.8+	Form of Incentive Plan Unit Option Agreement pursuant to the Celcuity LLC 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.9	Commercial Lease, dated September 28, 2017, between West Glen Development I, LLC and Celcuity, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

10.10

Commercial Lease, First Amendment to Lease, dated July 28, 2020, between West Glen Development I, LLC and Celcuity Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.11	Commercial Lease, Second Amendment to Lease, dated July 19, 2021, between West Glen Development I, LLC and Celcuity Inc., incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021.

10.12	Commercial Lease, Third Amendment to Lease, dated July 27, 2022, by and between Celcuity Inc. and West Glen Development I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.13	Commercial Lease, Fourth Amendment to Lease, dated March 13, 2023, by and between Celcuity Inc. and West Glen Development I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

10.14	Clinical Trial Agreement, dated May 8, 2017, between NSABP Foundation, Inc. and Celcuity LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.15	Clinical Trial Agreement, Amendment No. 1, between NSABP Foundation, Inc and Celcuity Inc., dated October 15, 2020 (incorporated by reference Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2021).

10.16+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Brian F. Sullivan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.17+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Lance G. Laing (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.18+	Confidentiality, Non-Compete and Proprietary Rights Agreement, dated May 17, 2017, between Celcuity LLC and Vicky Hahne (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.19	Form of Indemnification Agreement between Celcuity Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.20†	License Agreement, dated April 8, 2021, by and between the Company and Pfizer, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.21†	Amendment to License Agreement, dated May 6, 2021, by and between the Company and Pfizer, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.22	Open Market Sale AgreementSM, dated February 4, 2022, by and between Celcuity Inc., and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

10.23	Securities Purchase Agreement, dated May 15, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.24	Registration Rights Agreement, dated May 15, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.25	Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.26	The First Amendment to Loan and Security Agreement, dated August 9, 2022, by and among the Company and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

23.1#	Consent of Boulay PLLP.

24.1#	Power of Attorney.

31.1*	Certification of principal executive officer required by Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Rule 13a-14(a).

32.1#	Section 1350 Certification of principal executive officer.

32.2#	Section 1350 Certification of principal financial officer.

101#	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2022, formatted, in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

104#	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.
†	Certain portions have been omitted from this exhibit.
#	Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 23, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 7, 2023		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)