Form 10-Q
period 2023-03-31
Celcuity Inc.
filed 2023-05-15
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On May 8, 2023 there were 21,958,849 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$33,639,218	$24,571,557
Investments	123,839,227	144,015,954
Deposits	22,009	22,009
Deferred transaction costs	35,597	33,195
Payroll tax receivable	38,263	203,665
Prepaid assets	6,525,368	6,344,157
Total current assets	164,099,682	175,190,537
Property and equipment, net	223,343	260,294
Operating lease right-of-use assets	551,933	246,266
Total Assets	$164,874,958	$175,697,097
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$2,569,913	$2,627,076
Finance lease liabilities	981	2,449
Operating lease liabilities	194,895	191,749
Accrued expenses	3,040,178	4,060,280
Total current liabilities	5,805,967	6,881,554
Operating lease liabilities	363,961	61,002
Note payable, non-current	35,478,262	34,983,074
Total Liabilities	41,648,190	41,925,630
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 1,095,873 and 1,120,873 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,096	1,121
Common stock, $0.001 par value: 65,000,000 shares authorized; 21,941,372 and 21,667,250 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	21,941	21,667
Additional paid-in capital	231,439,035	230,045,566
Accumulated deficit	(108,235,304)	(96,296,887)
Total Stockholders’ Equity	123,226,768	133,771,467
Total Liabilities and Stockholders’ Equity	$164,874,958	$175,697,097

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2023	2022

Operating expenses:

Research and development	$11,278,493	$6,696,313
General and administrative	1,269,044	811,292
Total operating expenses	12,547,537	7,507,605
Loss from operations	(12,547,537)	(7,507,605)

Other income (expense)
Interest expense	(1,242,012)	(435,001)
Interest income	1,851,132	8,159
Other income (expense), net	609,120	(426,842)
Net loss before income taxes	(11,938,417)	(7,934,447)
Income tax benefits	-	-
Net loss	$(11,938,417)	$(7,934,447)

Net loss per share, basic and diluted	$(0.55)	$(0.53)

Weighted average common shares outstanding, basic and diluted	21,680,877	14,917,187

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended March 31,2023

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	21,667,250	$21,667	1,120,873	$1,121	$230,045,566	$(96,296,887)	$133,771,467
Stock-based compensation	-	-	-	-	1,273,282	-	1,273,282
Exercise of common stock options, net of shares withheld for exercise price	24,122	24	-	-	127,898	-	127,922
Conversion of preferred to common stock	250,000	250	(25,000)	(25)	(225)	-	-
Issuance costs associated with private placement offering	-	-	-	-	(7,486)	-	(7,486)
Net loss	-	-	-	-	-	(11,938,417)	(11,938,417)
Balance at March 31, 2023 (unaudited)	21,941,372	$21,941	1,095,873	$1,096	$231,439,035	$(108,235,304)	$123,226,768

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three Months Ended March 31,2022

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

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,938,417)	$(7,934,447)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	43,938	55,989
Stock-based compensation	1,273,282	756,271
Amortization of debt issuance costs and discount	57,004	95,012
PIK interest	438,184	102,086
Non-cash operating lease, net	438	(58)
Change in accrued interest income	(1,697,811)	-
Changes in operating assets and liabilities:
Payroll tax receivable	165,402	105,730
Prepaid assets and deposits	(181,211)	(40,205)
Accounts payable	(8,545)	513,091
Accrued expenses	(1,020,102)	413,499
Net cash used for operating activities	(12,867,838)	(5,933,032)

Cash flows from investing activities:
Purchases of investments	(3,125,462)	-
Proceeds from maturities of investments	25,000,000	-
Purchases of property and equipment	(6,987)	(11,635)
Net cash provided by (used for) investing activities	21,867,551	(11,635)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	127,922	7,414
Payments for secondary registration statement costs	(55,789)	(52,244)
Payments for debt issuance costs	(2,716)	-
Payments for finance leases	(1,469)	(1,458)
Net cash provided by (used for) financing activities	67,948	(46,288)
Net change in cash and cash equivalents	9,067,661	(5,990,955)

Cash and cash equivalents:
Beginning of period	24,571,557	84,286,381
End of period	$33,639,218	$78,295,426

Supplemental disclosure of cash flow information:
Interest paid	$746,824	$237,903
Supplemental disclosures of non-cash investing and financing activities:
Offering and registration statement costs included in accounts payable	$2,402	$104,237
Property and equipment included in accounts payable	-	22,987

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three Months Ended March 31, 2023 and 2022)

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

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2022 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Recently Adopted Accounting Pronouncements

In June 2016 and related amendments, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This guidance changes the methodology to be used to measure credit losses for certain financial instruments and financial assets. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset. The Company adopted this standard effective January 1, 2023. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

For the three months ended March 31, 2023 and 2022, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were preferred stock on an as-if-converted to common stock basis of 10,958,730 and zero shares of common stock, respectively, options to purchase 2,068,458 and 1,353,406 shares of common stock, respectively, warrants to purchase 7,266,102 and 377,652 shares of common stock, respectively, and 3,273 and 2,964 shares of restricted common stock, respectively.

4. Investments

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at historical cost adjusted for amortization of premiums and accretion of discounts. Expected credit losses, if any, are recorded through the establishment of an allowance for credit losses. All of the Company’s held-to-maturity investment securities are U.S. Treasury and agencies securities that are guaranteed or otherwise supported by the United States government and have no history of credit losses. Accordingly, the Company does not expect to incur any credit losses on held-to-maturity investment securities and has no allowance for credit losses recorded for these securities.

The following table summarizes the Company’s held-to-maturity investment securities at amortized cost as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Governmental Agency Securities	$21,755,483	$2,077	$-	$21,757,560
U.S. Treasury Notes	102,083,744	11,822	-	102,095,566
Total	$123,839,227	$13,899	$-	$123,853,126

	December 31, 2022
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Governmental Agency Securities	$46,230,893	$29,517	$-	$46,260,410
U.S. Treasury Notes	97,785,061	41,639	-	97,826,700
Total	$144,015,954	$71,156	$-	$144,087,110

The Company had no investments as of March 31, 2022.

5. Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota. In March 2023, the Company signed the fourth amendment to extend this lease through April 30, 2026. This amendment provides for monthly rent, real estate taxes and operating expenses. The Company recorded an incremental $355,578 in the operating right-of-use (“ROU”) asset and lease liability pertaining to this amendment.

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMO’s, and CRO’s. The Company currently has four Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Phase 1B study and the Expanded Access study, are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical study (VIKTORIA-1) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2023, the Company had only one material non-cancelable contractual commitment with respect to these arrangements, which totaled approximately $2.2 million.

6. Stockholders’ Equity

Capital Stock

At December 31, 2022, the Company’s authorized capital stock consisted of 65,000,000 shares of $.001 par value common stock, of which 21,667,250 shares were outstanding, and 2,500,000 shares of $.001 par value preferred stock, of which 1,120,873 shares were outstanding.

On March 31, 2023, one of the Company’s preferred shareholders elected to convert 25,000 shares of Series A Convertible Preferred Stock into 250,0000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

At March 31, 2023, the Company’s authorized capital stock consisted of 65,000,000 shares of common stock, of which 21,941,372 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 1,095,873 shares were outstanding. As of March 31, 2023, no dividends have been declared on the Company’s capital stock.

7. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the three months ended March 31:

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,976,586	$6.34	1,315,321	$11.97
Granted	119,985	11.36	119,500	10.01
Exercised	24,122	5.30	(1,415)	5.24
Forfeited	(3,991)	6.55	(80,000)	13.01
Balance at March 31	2,068,458	$6.65	1,353,406	$11.75

Options exercisable at March 31:	1,114,767	$5.91	625,912	$9.68

Weighted Average Grant Date Fair Value for options granted during the period:		$7.81		$6.72

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
2,068,458	7.85	$6.65	$7,795,439	1,114,767	$5.91	$5,004,674

The Company recognized stock-based compensation expense for stock options of $1,222,328 and $709,509 for the three months ended March 31, 2023 and 2022, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17, 2022. The effect of this modification on stock-based compensation was $39,612 and $0 for the three months ending March 31, 2023 and 2022, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $277,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect of this modification on stock-based compensation was $16,924 and $28,029 for the three months ended March 31, 2023 and 2022, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $156,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect of this modification on stock-based compensation was $7,108 and $11,614 for the three months ended March 31, 2023 and 2022, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $13,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the three months ended March 31:

	2023	2022
Risk-free interest rate	3.64% - 4.14%	1.68% - 2.41%
Expected volatility	79.8%	76.2% - 76.5%
Expected life (years)	5.25 to 6.08	6.04 to 6.08
Expected dividend yield	0%	0%

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

No restricted stock awards were granted during the three months ended March 31, 2023 and 2022. The Company had 3,273 and 2,964 shares of restricted stock outstanding as of March 31, 2023 and 2022, respectively, and 0 shares of restricted stock vested during the three months ended March 31, 2023 and 2022. The Company recognized stock-based compensation expense for restricted stock of $4,642 and $20,344 for the three months ended March 31, 2023 and 2022, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,998, 149,189 and 216,673 shares on January 1, 2021, 2022 and 2023, respectively, and will increase automatically on January 1 of each year from 2024 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. At the Annual Meeting held on May 12, 2021 and May 12, 2022, the stockholders approved a one-time, 500,000 increase each year for a total of 1,000,000 increase, to the number of shares reserved for issuance under the 2017 Plan. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for grant under the Company’s 2017 Plan as of March 31, 2023 was 343,114.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2023	$2,781,277
2024	2,291,390
2025	1,474,943
2026	435,113
2027	6,198
Total estimated compensation cost to be recognized	$6,988,921

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $46,312 and $26,148 for the three months ended March 31, 2023 and 2022, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,499, 74,594 and 108,337 shares on January 1, 2021, 2022 and 2023, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of March 31, 2023 was 300,485.

The Company recognized total stock-based compensation expense as follows for the three months ended March 31:

	Three Months Ended
	March
	2023	2022
Stock-based compensation expense in operating expenses:
Research and development	$654,471	$450,520
General and administrative	618,811	305,751
Total	$1,273,282	$756,271

8. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender. On August 9, 2022, the Company amended the Loan Agreement. Under the amended Loan Agreement, Innovatus, as Lender, has agreed to loan up to $75 million, a $50 million increase from the original Loan Amount. As of March 31, 2023, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022.

Long-term debt consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Note payable	$35,000,000	$35,000,000
Add: PIK interest (added to principal)	1,193,259	755,075
Add: final fee	-	-
Less: unamortized debt issuance costs	(653,555)	(707,001)
Less: unamortized debt discount	(61,442)	(65,000)
Total long-term debt	$35,478,262	$34,983,074

Future principal payments, including the incurred PIK interest, are as follows:

Years Ending December 31,

2025	$13,572,473
2026	18,096,629
2027	4,524,157
Total	$36,193,259

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023 and elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Celcuity is a clinical-stage biotechnology company focused on the development of targeted therapies for treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a pan-PI3K/mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The Company initiated VIKTORIA-1, a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022 and is currently enrolling patients. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies.

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

Gedatolisib is a pan-class I isoform PI3K inhibitor with low nanomolar potency for the p110α, p110β, p110γ, and p110δ isoforms and mTORC1 and mTORC2 complexes. Each PI3K isoform and mTOR complex is known to preferentially affect different signal transduction events that involve tumor cell survival, depending upon the aberrations associated with the linked pathway. When a therapy only inhibits a single Class 1 isoform (e.g., alpelisib, a PI3K-α inhibitor ) or only one mTOR kinase complex (e.g., everolimus, an mTORC1 inhibitor), numerous feedforward and feedback loops between the PI3K isoforms and mTOR complexes cross-activate the uninhibited sub-units. This, in turn, induces compensatory resistance that can reduce the efficacy of isoform specific PI3K or single mTOR kinase complex inhibitors. Inhibiting all four PI3K isoforms and both mTOR complexes, as gedatolisib does, thus prevents the confounding effect of isoform interaction that may occur with isoform-specific PI3K inhibitors and the confounding interaction between PI3K isoforms and mTOR.

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

As of March 31, 2023, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Seven patients from this study continue to receive study treatment, as of March 31, 2023, each of whom have received study treatment for more than four years. The B2151009 clinical was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

High objective overall response rates (ORR) were observed in all four expansion arms and were comparable in each arm for PIK3CA WT and PIK3CA MT patients. In treatment-naïve patients (Arm A), ORR was 85%. As of the data cut-off date, December 12, 2022, for Expansion Arm A, median progression free survival (mPFS) was 48.6 months. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), ORR ranged from 32% to 77%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than ORR from either the PALOMA-2 (ORR=55%) study that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all enrolled patients, a clinical benefit rate (CBR) of ≥79% was observed. Median progression-free survival (PFS) was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D).

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

We are currently enrolling patients in a Phase 3, open-label, randomized clinical trial (VIKTORIA-1) to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. Two hundred clinical sites in North America, Europe, South America, Asia, and Australia have been selected to participate in the study. The first clinical site was activated in the third quarter of 2022. The first dosage of a subject in the trial occurred in December 2022.

The VIKTORIA-1 clinical trial will enable separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and are PIK3CA WT will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). Subjects who meet eligibility criteria and are PIK3CA MT will be randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D) or alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F)

Our proprietary CELsignia diagnostic platform is the only commercially ready technology we are aware of that uses a patient’s living tumor cells to identify the specific abnormal cellular process driving a patient’s cancer and the targeted therapy that best treats it. This enables us to identify patients whose tumors may respond to a targeted therapy, even though they lack a previously associated molecular mutation. By identifying cancer patients whose tumors lack an associated genetic mutation but have abnormal cellular activity a matching targeted therapeutic is designed to inhibit, CELsignia CDx can expand the markets for a number of already approved targeted therapies. Our current CDx identifies breast and ovarian cancer patients whose tumors have cancer drivers potentially responsive to treatment with human epidermal growth factor receptor 2-negative (HER2), mesenchymal-epithelial transition factor (c-MET), or phosphatidylinositol 3-kinases (PI3K) targeted therapeutics. While U.S. Food and Drug Administration (“FDA”) approval or clearance is not currently required for CELsignia tests offered as a stand-alone laboratory developed test, if we are partnered with a drug company to launch a CELsignia test as a companion diagnostic for a new drug indication, we would be required to obtain premarket approval, or PMA, in conjunction with the pharmaceutical company seeking a new drug approval for the matching therapy.

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

Under our April 2021 license agreement with Pfizer to research, develop, manufacture and commercialize gedatolisib, we paid a $5.0 million upfront fee and granted to Pfizer $5.0 million shares of Company common stock, which fee and grant were effected and expensed to research & development in full for the quarter in which we signed the license agreement. In addition, we are also required to make milestone payments to Pfizer upon achievement of certain development and commercial milestone events, up to an aggregate of $335.0 million. Additionally, the Company will pay Pfizer tiered royalties on sales of gedatolisib at percentages ranging from the low to mid-teens, which may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition. Unless earlier terminated, the license agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (a) 12 years following the date of first commercial sale of such product in such country, (b) the expiration of all regulatory or data exclusivity in such country for such product or (c) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe, but for the license granted in the license agreement, a valid claim of a licensed patent right.

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

Recent Developments

In May 2023, updated data from the Company’s Phase 1b study in treatment naïve patients with HR+, HER2- advanced breast cancer was presented at the European Society for Medical Oncology (ESMO) Breast Cancer Annual Congress. These patients, from Expansion Arm A and Escalation Arm A of the clinical trial, were treated with gedatolisib in combination with palbociclib and letrozole. As of a database update on March 16, 2023, median progression free survival (mPFS) in treatment naïve patients in Expansion Arm A was 48.6 months (n=30) and Escalation Arm A was 45.8 months (n=11). When treatment naïve patients from both Escalation Arm A and Expansion Arm A arms are combined (N=41), mPFS was 48.6 months and mDOR was 46.9 months. These results compare favorably to published data with other therapies in this setting.

In April 2023, Celcuity presented a poster at the American Association for Cancer Research (AACR) Annual Meeting 2023 highlighting preclinical data of gedatolisib’s superior anti-proliferative potency and efficacy in endometrial, ovarian and cervical cancer cell lines compared to the other PI3K, AKT, and mTOR inhibitors evaluated regardless of PTEN, P13K or AKT mutational status.

In February 2023, the company presented data from preclinical studies evaluating gedatolisib and other PI3K, AKT, and mTOR inhibitors in prostate cancer cell lines at the American Society of Clinical Oncology Genitourinary Cancers Symposium. The presentation demonstrated gedatolisib’s superior potency and efficacy across different prostate cancer cell lines relative to the other PI3K, AKT, and mTOR inhibitors evaluated regardless of PTEN or PI3K mutational status.

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

As we continue to advance our clinical trial collaborations, we remain in close contact with our current clinical sponsors, and principal investigators, as well as prospective pharmaceutical company and clinical collaborators, to monitor the impact of COVID-19 on our trial enrollment timelines and collaboration discussions. We experienced delays in the enrollment of patients in our ongoing clinical trials and now expect interim results from the FACT-1 and FACT-2 trials to be delayed until the first half of 2024 and final results approximately nine months later. We could experience further delays in clinical trials and collaborations with pharmaceutical companies and sponsors if new variants emerge or if the spread of COVID-19 once again accelerates. Due to the inherent uncertainty associated with the COVID-19 pandemic, we are unable to predict the impact the pandemic may have on our clinical trial work and overall financial condition.

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended March 31, 2023 and 2022, we reported a net loss of approximately $11.9 million and $7.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of approximately $108.2 million. As of March 31, 2023, we had cash and cash equivalents and short-term investments of approximately $157.5 million.

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

Internal and external research and development costs are expensed as they are incurred. As we continue development of gedatolisib, manage the VIKTORIA-1 Phase 3 trial, and other clinical trials to evaluate the efficacy of targeted therapies in cancer patients selected with one of our CELsignia tests, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	March 31,		Increase (Decrease)
	2023	2022	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$11,278,493	$6,696,313	$4,582,180	68%
General and administrative	1,269,044	811,292	457,752	56
Total operating expenses	12,547,537	7,507,605	5,039,932	67
Loss from operations	(12,547,537)	(7,507,605)	(5,039,932)	67

Other income (expense)
Interest expense	(1,242,012)	(435,001)	(807,011)	186
Interest income	1,851,132	8,159	1,842,973	n/a
Other income (expense), net	609,120	(426,842)	1,035,962	n/a
Net loss before income taxes	(11,938,417)	(7,934,447)	(4,003,970)	50
Income tax benefits	-	-	-	-
Net loss	$(11,938,417)	$(7,934,447)	$(4,003,970)	50%

Research and Development

Our research and development expenses for the three months ended March 31, 2023 were approximately $11.3 million, representing an increase of approximately $4.6 million, or 68%, compared to the same period in 2022. Of the $4.6 million increase in research and development expense, $0.8 million was related to increased employee and consulting expenses, of which $0.2 million was in the form of non-cash stock-based compensation. The remaining $3.8 million increase of research and development costs is related to costs supporting activities for the VIKTORIA-1 pivotal trial and other existing clinical trials.

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

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2023 were approximately $1.3 million, representing an increase of approximately $0.5 million, or 56%, compared to the same period in 2022. Non-cash stock-based compensation accounted for $0.3 million of the $0.5 million increase. The remaining $0.2 million of the $0.5 million increase resulted from professional fees and other expenses associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib and CELsignia tests, an expanding infrastructure, and increased professional fees associated with being a public company.

Interest Expense

Interest expense for the three months ended March 31, 2023 was $1.2 million and represents an increase of $0.8 million compared to the same period in 2022. Interest expense is primarily the result of a Loan Agreement that was executed in April 2021 and amended in August 2022. The increase is due to rising interest rates and the incremental $20 million funding of Term Loan B in December 2022. The $1.2 million of interest expense includes $0.5 million of non-cash interest expense.

Interest Income

Interest income for the three months ended March 31, 2023 increased $1.8 million compared to the same period in 2022. The increase was primarily the result of higher market interest rates and the closing of additional financing activities, leading to higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through March 31, 2023, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through March 31, 2023, we raised an aggregate of approximately $223.7 million of net proceeds through sales of our securities, and as of March 31, 2023 had $35.0 million of borrowings under loan agreements. As of March 31, 2023, our cash and cash equivalents and short-term investments were approximately $33.6 million and $123.8.0 million, respectively, and we had an accumulated deficit of approximately $108.2 million.

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

Open Market Sale AgreementSM. On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. On October 12, 2022, pursuant to this agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses). At March 31, 2023, $44.8 million of common stock remains available for sale under the Jefferies agreement.

Innovatus Loan Agreement. On April 8, 2021, we entered into a Loan Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent Term A loan that was funded on April 8, 2021, (ii) a $5 million Term B loan with a deadline of March 31, 2022, and (iii) a $5 million Term C loan to be funded upon our request, subject to our ability to achieve certain milestones, no later than March 31, 2023. On August 9, 2022, the Company amended the Loan Agreement with Innovatus to provide for up to $75 million in term loans. As of March 31, 2023, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022 following the closing of the $100 million private placement described above. Additionally, the Company will be able to draw on two additional tranches of $10 million and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches.

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

Based on our current business plan, we believe that our current cash, cash equivalents and short-term investments together with available borrowings under the Innovatus Loan Agreement will provide sufficient cash to finance our operations and pay obligations when due for at least the next twelve months.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31:

	2023	2022

Net cash provided by (used in):
Operating activities	$(12,867,838)	$(5,933,032)
Investing activities	21,867,551	(11,635)
Financing activities	67,948	(46,288)
Net increase (decrease) in cash and cash equivalents	$9,067,661	$(5,990,955)

Operating Activities

Net cash used in operating activities was approximately $12.9 million for the three months ended March 31, 2023 and consisted primarily of a net loss of approximately $11.9 million and working capital changes of $1.0 million, offset by non-cash expense items of approximately $0.1 million. Non-cash expense items of approximately $0.1 million primarily consisted of $1.3 million of stock-based compensation expense and non-cash interest expense of $0.5 million, offset by $1.7 million of non-cash interest income. The approximately $1.0 million of working capital changes was primarily due to a decrease in accrued expenses. The net cash used in operating activities was approximately $5.9 million for the three months ended March 31, 2022 and consisted primarily of a net loss of approximately $7.9 million, offset by non-cash expense items of $1.0 million and working capital changes of $1.0 million. Non-cash expense items of approximately $1.0 million primarily consisted of $0.7 million of stock-based compensation expense, non-cash interest expense of $0.2 million, and depreciation expense of $0.1 million. The approximately $1.0 million of working capital changes was primarily due to an increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was approximately $21.9 million and consisted primarily of net proceeds from maturities of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities) and minimal purchases of property and equipment. Net cash used in investing for the three months ended March 31, 2022 were minimal and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was minimal and primarily consisted of proceeds from the exercise of employee stock options, slightly offset by payments for secondary registration and debt issuance costs. The net cash provided by financing activities for the three months ended March 31, 2022 was minimal and primarily consisted of payments for secondary registration costs.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials, including the timing of launching a Phase 3 clinical trial for gedatolisib; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELsignia tests and to continue to develop gedatolisib; (iii) our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests; (iv) the expected benefits of gedatolisib; (v) our expectations regarding the timeline of patient enrollment and results from clinical trials, including the existing clinical trial for gedatolisib; (vi) the future payments that may be owned to Pfizer under the license agreement; (vii) our expectations regarding partnering with pharmaceutical companies and other third parties; (viii) our expectations regarding revenue from sales of CELsignia tests and revenue from milestone or other payment sources; (ix) our plans with respect to research and development and related expenses for the foreseeable future; (x) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (xi) our expectations with respect to the CELsignia tests and the analytical capabilities and potential impact of such tests; (xii) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company; (xiii) our plans with respect to potentially raising capital, and (xiv) our expectations regarding the impact that the COVID-19 pandemic and related economic effects will have on our business and results of operations.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; the potential impact of the COVID-19 pandemic on our business; our initial success being heavily dependent on the success of our CELsignia HER2 Pathway Activity Test; our inability to develop and commercialize gedatolisib; our inability to determine whether our CELsignia tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELsignia tests and gedatolisib; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELsignia tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; tightening credit markets and limitations on access to capital; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended, including the Certifications of Designations of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 7, 2023).

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017).

4.2

Form of Warrant to Purchase Units of Membership Interest issued by Celcuity LLC to Cedar Point Capital, LLC, as placement agent of membership units and unsecured convertible promissory notes of Celcuity LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

4.3	Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.4	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.5

First Amendment to Representative’s Warrant, dated September 13, 2022, between Celcuity Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.6

Form of Warrant issued by Celcuity Inc. to Innovatus Life Sciences Lending Fund I, LP in connection with the Loan and Security Agreement dated April 8, 2021(incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.7

Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer, Inc., (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.8	Form of Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.1	Commercial Lease, Fourth Amendment to Lease, dated March 13, 2023, by and between Celcuity Inc. and West Glen Development I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2023		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

