Form 10-Q
period 2023-06-30
Celcuity Inc.
filed 2023-08-11
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On August 4, 2023 there were 22,090,143 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$32,238,702	$24,571,557
Investments	114,005,385	144,015,954
Deposits	22,009	22,009
Deferred transaction costs	79,088	33,195
Payroll tax receivable	-	203,665
Prepaid assets	6,461,156	6,344,157
Total current assets	152,806,340	175,190,537
Property and equipment, net	210,858	260,294
Operating lease right-of-use assets	499,993	246,266
Total Assets	$153,517,191	$175,697,097
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$3,019,282	$2,627,076
Finance lease liabilities	-	2,449
Operating lease liabilities	191,333	191,749
Accrued expenses	3,871,135	4,060,280
Total current liabilities	7,081,750	6,881,554
Operating lease liabilities	317,120	61,002
Note payable, non-current	35,985,980	34,983,074
Total Liabilities	43,384,850	41,925,630
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 1,085,873 and 1,120,873 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,086	1,121
Common stock, $0.001 par value: 65,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 22,081,893 and 21,667,250 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	22,082	21,667
Additional paid-in capital	232,932,164	230,045,566
Accumulated deficit	(122,822,991)	(96,296,887)
Total Stockholders’ Equity	110,132,341	133,771,467
Total Liabilities and Stockholders’ Equity	$153,517,191	$175,697,097

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses:

Research and development	$13,746,082	$8,367,687	$25,024,575	$15,064,000
General and administrative	1,309,403	1,233,040	2,578,447	2,044,332
Total operating expenses	15,055,485	9,600,727	27,603,022	17,108,332
Loss from operations	(15,055,485)	(9,600,727)	(27,603,022)	(17,108,332)

Other income (expense)
Interest expense	(1,314,996)	(455,445)	(2,557,008)	(890,446)
Interest income	1,782,794	95,646	3,633,926	103,805
Other income (expense), net	467,798	(359,799)	1,076,918	(786,641)
Net loss before income taxes	(14,587,687)	(9,960,526)	(26,526,104)	(17,894,973)
Income tax benefits	-	-	-	-
Net loss	$(14,587,687)	$(9,960,526)	$(26,526,104)	$(17,894,973)

Net loss per share, basic and diluted	$(0.66)	$(0.67)	$(1.22)	$(1.20)

Weighted average common shares outstanding, basic and diluted	21,957,140	14,930,538	21,819,772	14,923,900

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2023

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	21,667,250	$21,667	1,120,873	$1,121	$230,045,566	$(96,296,887)	$133,771,467
Stock-based compensation	-	-	-	-	1,273,282	-	1,273,282
Exercise of common stock options, net of shares withheld for exercise price	24,122	24	-	-	127,898	-	127,922
Conversion of preferred to common stock	250,000	250	(25,000)	(25)	(225)		-
Issuance costs associated with private placement offering	-	-	-	-	(7,486)	-	(7,486)
Net loss	-	-	-	-	-	(11,938,417)	(11,938,417)
Balance at March 31, 2023 (unaudited)	21,941,372	$21,941	1,095,873	$1,096	$231,439,035	$(108,235,304)	$123,226,768
Stock-based compensation	1,958	2	-	-	1,276,980	-	1,276,982
Employee stock purchases	17,477	17			102,621		102,638
Conversion of preferred to common stock	100,000	100	(10,000)	(10)	(90)	-	-
Exercise of common stock options, net of shares withheld for exercise price	21,086	22	-	-	113,618	-	113,640
Net loss	-	-	-	-	-	(14,587,687)	(14,587,687)
Balance at June 30, 2023 (unaudited)	22,081,893	$22,082	1,085,873	$1,086	$232,932,164	$(122,822,991)	$110,132,341

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

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,526,104)	$(17,894,973)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	81,269	108,436
Stock-based compensation	2,550,264	2,275,730
Amortization of debt issuance costs and discount	116,218	179,539
Payment-in-Kind interest	886,688	205,998
Non-cash operating lease, net	1,975	(1,686)
Change in accrued interest income	41,188	-
Changes in operating assets and liabilities:
Payroll tax receivable	203,665	203,464
Prepaid assets and deposits	(116,999)	(3,879,197)
Accounts payable	421,091	705,145
Accrued expenses	(189,145)	875,412
Net cash used for operating activities	(22,529,890)	(17,222,132)

Cash flows from investing activities:
Proceeds from maturities of investments	143,873,027	-
Purchases of investments	(113,903,646)	-
Purchases of property and equipment	(11,841)	(34,621)
Net cash provided by (used for) investing activities	29,957,540	(34,621)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	241,562	16,956
Proceeds from employee stock purchases	102,638	80,541
Payments for secondary registration statement costs	(99,540)	(213,381)
Payments for debt issuance costs	(2,716)	-
Payments for finance leases	(2,449)	(2,920)
Net cash provided by (used for) financing activities	239,495	(118,804)
Net change in cash and cash equivalents	7,667,145	(17,375,557)

Cash and cash equivalents:
Beginning of period	24,571,557	84,286,381
End of period	$32,238,702	$66,910,824

Supplemental disclosure of cash flow information:
Interest paid	$1,554,103	$504,909
Supplemental disclosures of non-cash investing and financing activities:
Offering and registration statement costs included in accounts payable	$2,143	$100,422
Offering and registration statement costs included in accrued expenses	-	5,000
Property and equipment included in accounts payable	19,993	-

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2023 and 2022)

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

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2022 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

For the three and six months ended June 30, 2023 and 2022, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were preferred stock on an as-if-converted to common stock basis of 10,858,730 and zero shares of common stock, respectively, options to purchase 2,185,567 and 1,782,782 shares of common stock, respectively, warrants to purchase 7,266,102 and 377,652 shares of common stock, respectively, and 1,958 and 3,273 shares of restricted common stock, respectively.

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

The following table summarizes the Company’s held-to-maturity investment securities at amortized cost as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$114,005,385	$30,500	$-	$114,035,885
Total	$114,005,385	$30,500	$-	$114,035,885

	December 31, 2022
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Governmental Agency Securities	$46,230,893	$29,517	$-	$46,260,410
U.S. Treasury Bills	97,785,061	41,639	-	97,826,700
Total	$144,015,954	$71,156	$-	$144,087,110

The fair value of the Company’s held-to-maturity debt securities is determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly and are classified as level 2 fair value instruments.

5. Commitments

Operating Lease

The Company leases its corporate space in Minneapolis, Minnesota, with an operating lease in place through April 30, 2026. The lease provides for monthly rent, real estate taxes, and operating expenses. Rent expense is recorded on a straight-line basis over the lease term. In March 2023, the Company signed the fourth amendment to extend this lease through April 30, 2026. This amendment provides for monthly rent, real estate taxes and operating expenses. The Company recorded an incremental $355,578 in the operating right-of-use (“ROU”) asset and lease liability pertaining to this amendment.

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMO’s, and CRO’s. The Company currently has four Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Expanded Access study, are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical study (VIKTORIA-1) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2023, the Company had only one material non-cancelable contractual commitment with respect to these arrangements, which totaled approximately $2.0 million.

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

On June 29, 2023, one of the Company’s preferred shareholders elected to convert 10,000 shares of Series A Convertible Preferred Stock into 100,0000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

At June 30, 2023, the Company’s authorized capital stock consisted of 65,000,000 shares of common stock, of which 22,081,893 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 1,085,873 shares were outstanding. As of June 30, 2023, no dividends have been declared on the Company’s capital stock.

7. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the six months ended June 30:

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,976,586	$6.34	1,315,321	$11.97
Granted	310,798	10.74	550,747	6.52
Exercised	(45,208)	5.34	(3,286)	5.16
Forfeited	(56,609)	7.67	(80,000)	13.01
Balance at June 30	2,185,567	$6.96	1,782,782	$5.75

Options exercisable at June 30:	1,346,587	$5.97	724,666	$6.02

Weighted Average Grant Date Fair Value for options granted during the period:		$7.42		$4.34

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
2,185,567	7.76	$6.96	$9,018,037	1,346,587	$5.97	$6,900,392

The Company recognized stock-based compensation expense for stock options of $1,228,284 and $1,460,031 for the three months ended June 30, 2023 and 2022, respectively, and $2,450,612 and $2,169,540 for the six months ended June 30, 2023 and 2022, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17, 2022. The effect of this modification on stock-based compensation was $37,690 and $428,343 for the three months ending June 30, 2023 and 2022, respectively, and $77,302 and $428,343 for the six months ending June 30, 2023 and 2022, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $228,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect of this modification on stock-based compensation was $16,920 and $25,755 for the three months ended June 30, 2023 and 2022, respectively, and $33,844 and $53,784 for the six months ended June 30, 2023 and 2022, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $139,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect of this modification on stock-based compensation was $6,826 and $11,601 for the three months ended June 30, 2023 and 2022, respectively, and $13,934 and $23,216 for the six months ended June 30, 2023 and 2022. The effect of this modification on stock-based compensation over the remaining service period will be approximately $6,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the six months ended June 30:

	2023	2022
Risk-free interest rate	3.41% - 4.14%	1.68% - 3.1%
Expected volatility	78.0 to 79.8%	76.2% - 78.3%
Expected life (years)	5.25 to 6.08	5.29 to 6.08
Expected dividend yield	0%	0%

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

Restricted stock awards were granted to members of the Company’s board during the three months ended June 30, 2023 and 2022. The Company had 1,958 and 3,273 shares of restricted stock outstanding as of June 30, 2023 and 2022, respectively, and 3,273 and 2,964 shares of restricted stock vested during the three months ended June 30, 2023 and 2022, respectively. The Company recognized stock-based compensation expense for restricted stock of $4,052 and $6,775 for the three months ended June 30, 2023 and 2022, respectively, and $8,694 and $27,119 for the six months ended June 30, 2023 and 2022, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,998, 149,189 and 216,673 shares on January 1, 2021, 2022 and 2023, respectively, and will increase automatically on January 1 of each year from 2024 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31, subject to the board’s discretion to reduce the amount of the increase in any particular year. At the Annual Meetings held on May 12, 2021 and May 12, 2022, the stockholders approved a one-time, 500,000 increase each year for a total of 1,000,000 increase, to the number of shares reserved for issuance under the 2017 Plan. At the Annual Meeting held on May 11, 2023, the stockholders approved a one-time, 1,500,000 increase to the number of shares reserved for issuance under the 2017 plan. The total remaining shares available for grant under the Company’s 2017 Plan as of June 30, 2023 was 1,702,461.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2023	$1,878,430
2024	2,588,676
2025	1,602,483
2026	614,044
2027	94,968
Total estimated compensation cost to be recognized	$6,778,601

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $44,646 and $52,653 for the three months ended June 30, 2023 and 2022, respectively, and $90,958 and $79,071 for the six months ended June 30, 2023 and 2022, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,499, 74,594 and 108,337 shares on January 1, 2021, 2022 and 2023, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of June 30, 2023 was 283,008.

The Company recognized total stock-based compensation expense as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock-based compensation expense in operating expenses:
Research and development	$639,511	$810,664	$1,293,982	$1,261,183
General and administrative	637,471	708,795	1,256,282	1,014,547
Total	$1,276,982	$1,519,459	$2,550,264	$2,275,730

8. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender. On August 9, 2022, the Company amended the Loan Agreement. Under the amended Loan Agreement, Innovatus, as Lender, has agreed to loan up to $75 million, a $50 million increase from the original Loan Amount. As of June 30, 2023, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022.

Long-term debt consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Note payable	$35,000,000	$35,000,000
Add: PIK interest (added to principal)	1,641,763	755,075
Less: unamortized debt issuance costs	(598,107)	(707,001)
Less: unamortized debt discount	(57,676)	(65,000)
Total long-term debt	$35,985,980	$34,983,074

Future principal payments, including the incurred PIK interest, are as follows:

Years Ending December 31,

2025	$13,740,661
2026	18,320,882
2027	4,580,220
Total	$36,641,763

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). This Quarterly Report, including the following discussion and analysis, contains forward-looking statements that involve risks and uncertainties and speak only as of the date of this report. Forward-looking information is included in our discussion of our plans and strategy for our business and expected financial results. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023, and the information contained elsewhere in this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by forward-looking statements.

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

Gedatolisib is a pan-class I isoform PI3K inhibitor with low nanomolar potency for the p110α, p110β, p110γ, and p110δ isoforms and mTORC1 and mTORC2 complexes. Each PI3K isoform and mTOR complex is known to preferentially affect different signal transduction events that involve tumor cell survival, depending upon the aberrations associated with the linked pathway. When a therapy only inhibits a single Class 1 isoform (e.g., alpelisib, a PI3K-α inhibitor) or only one mTOR kinase complex (e.g., everolimus, an mTORC1 inhibitor), numerous feedforward and feedback loops between the PI3K isoforms and mTOR complexes cross-activate the uninhibited sub-units. This, in turn, induces compensatory resistance that can reduce the efficacy of isoform specific PI3K or single mTOR kinase complex inhibitors. Inhibiting all four PI3K isoforms and both mTOR complexes, as gedatolisib does, thus prevents the confounding effect of isoform interaction that may occur with isoform-specific PI3K inhibitors and the confounding interaction between PI3K isoforms and mTOR.

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

As of June 30, 2023, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Seven patients from this study continue to receive study treatment, as of June 30, 2023, each of whom have received study treatment for more than four years. The B2151009 clinical was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

High objective overall response rates (ORR) were observed in all four expansion arms and were comparable in each arm for PIK3CA WT and PIK3CA MT patients. As of the data cut-off date, March 16, 2023, for treatment- naïve patients in Escalation Arm A and Expansion Arm A (n=41), median progression free survival (mPFS) was 48.6 months, median duration of response (mDOR) was 46.9 months, and ORR was 79%. This data compares favorably to published data for current first-line standard-of-care treatments for patients with HR+/HER2- advanced breast cancer. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), ORR ranged from 36% to 77%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than ORR from either the PALOMA-2 (ORR=55%) study that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all enrolled patients, a clinical benefit rate (CBR) of ≥79% was observed. Median progression-free survival (PFS) was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D).

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

The VIKTORIA-1 clinical trial will enable separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and are PIK3CA WT will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). Subjects who meet eligibility criteria and are PIK3CA MT will be randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D) or alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F).

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

Under our April 2021 license agreement with Pfizer to research, develop, manufacture and commercialize gedatolisib, we paid a $5.0 million upfront fee and granted to Pfizer $5.0 million shares of Company common stock, which fee and grant were effected and expensed to research & development in full for the quarter in which we signed the license agreement. In addition, we are also required to make milestone payments to Pfizer upon achievement of certain development and commercial milestone events, up to an aggregate of $335.0 million. Additionally, the Company will pay Pfizer tiered royalties on sales of gedatolisib at percentages ranging from the low to mid-teens, which may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition. Unless earlier terminated, the license agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (a) 12 years following the date of first commercial sale of such product in such country, (b) the expiration of all regulatory or data exclusivity in such country for such product or (c) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe, but for the license granted in the license agreement, on a valid claim of a licensed patent right.

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

Recent Developments

In May 2023, updated results from a Phase 1b trial evaluating gedatolisib, in combination with palbociclib and the aromatase inhibitor, letrozole, were presented at the 2023 European Society for Medical Oncology (ESMO) Breast Cancer Annual Congress, with data updated as of March 16, 2023. For treatment-naïve patients from Escalation Arm A and Expansion Arm A (n=41), mPFS was 48.6 months, mDOR was 46.9 months, and the ORR was 79%. This data compares favorably to published data for current first-line standard-of-care treatments for patients with HR+/HER2- advanced breast cancer.

In April 2023, Celcuity presented a poster at the American Association for Cancer Research (AACR) Annual Meeting demonstrating gedatolisib’s superior therapeutic activity relative to the various PI3K, AKT, and mTOR inhibitors, regardless of the cell lines’ PTEN, PI3K, or AKT mutational status in endometrial, ovarian and cervical cancer cell lines.

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

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended June 30, 2023 and 2022, we reported a net loss of approximately $14.6 million and $10.0 million, respectively, and for the six months ended June 30, 2023 and 2022, we reported a net loss of approximately $26.5 million and $17.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $122.8 million. As of June 30, 2023, we had cash and cash equivalents and short-term investments of approximately $146.2 million.

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

Research and Development

Since our inception, we have primarily focused on research and development of gedatolisib, a PI3K/mTOR targeted therapy, and our CELsignia platform and corresponding tests. Research and development expenses primarily include:

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

Interest Expense

Interest expense is primarily due to a Loan Agreement.

Interest Income

Interest income consists of interest income earned on our cash equivalents and investment balances.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	June 30,		Increase (Decrease)
	2023	2022	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$13,746,082	$8,367,687	$5,378,395	64%
General and administrative	1,309,403	1,233,040	76,363	6
Total operating expenses	15,055,485	9,600,727	5,454,758	57
Loss from operations	(15,055,485)	(9,600,727)	(5,454,758)	57

Other income (expense)
Interest expense	(1,314,996)	(455,445)	(859,551)	189
Interest income	1,782,794	95,646	1,687,148	1,764

Other income (expense), net	467,798	(359,799)	827,597	(230)
Net loss before income taxes	(14,587,687)	(9,960,526)	(4,627,161)	46
Income tax benefits	-	-	-	-
Net loss	$(14,587,687)	$(9,960,526)	$(4,627,161)	46%

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,		Increase (Decrease)
	2023	2022	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$25,024,575	$15,064,000	$9,960,575	66%
General and administrative	2,578,447	2,044,332	534,115	26
Total operating expenses	27,603,022	17,108,332	10,494,690	61
Loss from operations	(27,603,022)	(17,108,332)	(10,494,690)	61

Other income (expense)
Interest expense	(2,557,008)	(890,446)	(1,666,562)	187
Interest income	3,633,926	103,805	3,530,121	3,401

Other income (expense), net	1,076,918	(786,641)	1,863,559	(237)
Net loss before income taxes	(26,526,104)	(17,894,973)	(8,631,131)	48
Income tax benefits	-	-	-	-
Net loss	$(26,526,104)	$(17,894,973)	$(8,631,131)	48%

Research and Development

Our research and development expenses for the three months ended June 30, 2023 were approximately $13.7 million, representing an increase of approximately $5.4 million, or 64%, compared to the same period in 2022. Of the $5.4 million increase in research and development expense, $0.5 million was related to increased employee and consulting expenses. The remaining $4.9 million increase of research and development costs is primarily related to costs supporting activities for the VIKTORIA-1 pivotal trial.

Our research and development expenses for the six months ended June 30, 2023 were approximately $25.0 million, representing an increase of approximately $10.0 million, or 66%, compared to the same period in 2022. Of the $10.0 million increase in research and development expenses, $1.3 million was related to increased employee and consulting expenses. The remaining $8.7 million increase of research and development expenses is primarily related to costs supporting activities for the VIKTORIA-1 pivotal trial.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to develop gedatolisib, manage the VIKTORIA-1 Phase 3 trial, discover new cancer sub-types, and develop and validate additional CELsignia tests to diagnose such sub-types. We also expect to incur increased expenses to support companion diagnostic business development activities with pharmaceutical companies as we develop additional CELsignia tests and manage the clinical trial for gedatolisib.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2023 were approximately $1.3 million, representing an increase of approximately $0.1 million, or 6%, compared to the same period in 2022. The $0.1 million increase resulted from professional fees and other expenses associated with being a public company.

Our general and administrative expenses for the six months ended June 30, 2023 were approximately $2.6 million, representing an increase of approximately $0.5 million, or 26%, compared to the same period in 2022. Employee related expenses accounted for $0.3 million of the $0.5 million increase, including approximately $0.2 million in non-cash stock-based compensation. The remaining $0.2 million of the increase resulted from professional fees and other expenses associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib and CELsignia tests, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and other compliance matters.

Interest Expense

Interest expense for the three months ended June 30, 2023 was $1.3 million and represents an increase of $0.9 million, or 189%, compared to the same period in 2022. Interest expense is primarily the result of a Loan Agreement that was executed in April 2021 and amended in August 2022. The increase is due to rising interest rates and the incremental $20 million funding of Term Loan B in December 2022. The $1.3 million of interest expense includes $0.5 million of non-cash interest expense.

Interest expense for the six months ended June 30, 2023 was $2.6 million and represents an increase of $1.7 million, or 187%, compared to the same period in 2022. The increase is due to rising interest rates and the incremental $20 million funding of Term Loan B in December 2022. The $2.6 million of interest expense includes $1.0 million of non-cash interest expense.

Interest Income

Interest income for the three months ended June 30, 2023 was $1.8 million and represents an increase of $1.7 million compared to the same period in 2022. The increase was primarily the result of higher market interest rates and the closing of financing activities, leading to higher cash, cash equivalents and short-term investment balances.

Interest income for the six months ended June 30, 2023 was $3.6 million and represents an increase of $3.5 million compared to the same period in 2022. The increase was due to higher market interest rates and the closing of financing activities, leading to higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through June 30, 2023, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through June 30, 2023, we raised an aggregate of approximately $223.7 million of net proceeds through sales of our securities, and as of June 30, 2023 had $35.0 million of borrowings under loan agreements. As of June 30, 2023, our cash and cash equivalents and short-term investments were approximately $32.2 million and $114.0 million, respectively, and we had an accumulated deficit of approximately $122.8 million.

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

Open Market Sale AgreementSM. On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. On October 12, 2022, pursuant to this agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses). At June 30, 2023, $44.8 million of common stock remains available for sale under the Jefferies agreement.

Innovatus Loan Agreement. On April 8, 2021, we entered into a Loan Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent Term A loan that was funded on April 8, 2021, (ii) a $5 million Term B loan with a deadline of March 31, 2022, and (iii) a $5 million Term C loan to be funded upon our request, subject to our ability to achieve certain milestones, no later than March 31, 2023. On August 9, 2022, the Company amended the Loan Agreement with Innovatus to provide for up to $75 million in term loans. As of June 30, 2023, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022 following the closing of the $100 million private placement described above. Additionally, the Company will be able to draw on two additional tranches of $10 million and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, manage the VIKTORIA-1 Phase 3 trial, conduct research related to the discovery of new cancer sub-types, conduct clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib and our CELsignia tests. We expect to use cash on hand, which includes funds received under the Securities Purchase Agreement described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30:

	June 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$(22,529,890)	$(17,222,132)
Investing activities	29,957,540	(34,621)
Financing activities	239,495	(118,804)
Net increase (decrease) in cash and cash equivalents	$7,667,145	$(17,375,557)

Operating Activities

Net cash used in operating activities was approximately $22.5 million for the six months ended June 30, 2023 and consisted primarily of a net loss of approximately $26.5 million offset by non-cash expense items of approximately $3.7 million and working capital changes of $0.3 million. Non-cash expense items of approximately $3.7 million primarily consisted of $2.6 million of stock-based compensation expense, non-cash interest expense of $1.0 million, and depreciation expense of $0.1 million. The approximately $0.3 million of working capital changes was primarily due to approximately $0.2 million net increase in accounts payable and accrued expenses and approximately $0.1 million decrease in other assets.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was approximately $30.0 million and consisted primarily of net proceeds from maturities of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities) and minimal purchase of property and equipment. Net cash used in investing for the six months ended June 30, 2022 were minimal and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was approximately $0.2 million and primarily consisted of proceeds from the exercise of employee stock options and proceeds from employee stock purchases, slightly offset by payments for secondary registration and debt issuance costs. Net cash used in financing activities was $0.1 million for the six months ended June 30, 2022 and consisted of payments for secondary registration costs, offset partially by proceeds from the exercise of employee stock options and proceeds from employee stock purchases.

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

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “seek,” “may,” “ongoing,” “plan,” “goal,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on their interpretation of currently available information.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the period ended December 31, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

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

4.8	Form of Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.1	Amendment to the Celcuity Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2023).

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2023		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

