Form 10-Q
period 2023-09-30
Celcuity Inc.
filed 2023-11-13
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On November 6, 2023 there were 24,203,156 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$25,759,887	$24,571,557
Investments	108,180,417	144,015,954
Other current assets	7,771,131	6,603,026
Total current assets	141,711,435	175,190,537
Property and equipment, net	223,378	260,294
Operating lease right-of-use assets	449,368	246,266
Total Assets	$142,384,181	$175,697,097
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$5,634,806	$2,627,076
Finance lease liabilities	-	2,449
Operating lease liabilities	188,100	191,749
Accrued expenses	6,887,136	4,060,280
Total current liabilities	12,710,042	6,881,554
Operating lease liabilities	270,925	61,002
Note payable, non-current	36,506,774	34,983,074
Total Liabilities	49,487,741	41,925,630
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 1,060,873 and 1,120,873 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,061	1,121
Common stock, $0.001 par value: 65,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 22,369,393 and 21,667,250 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	22,369	21,667
Additional paid-in capital	234,100,541	230,045,566
Accumulated deficit	(141,227,531)	(96,296,887)
Total Stockholders’ Equity	92,896,440	133,771,467
Total Liabilities and Stockholders’ Equity	$142,384,181	$175,697,097

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses:

Research and development	$17,488,236	$9,621,505	$42,512,811	$24,685,505
General and administrative	1,409,801	1,022,050	3,988,248	3,066,382
Total operating expenses	18,898,037	10,643,555	46,501,059	27,751,887
Loss from operations	(18,898,037)	(10,643,555)	(46,501,059)	(27,751,887)

Other income (expense)
Interest expense	(1,372,132)	(537,661)	(3,929,140)	(1,428,108)
Interest income	1,865,629	287,495	5,499,555	391,301
Other income (expense), net	493,497	(250,166)	1,570,415	(1,036,807)
Net loss before income taxes	(18,404,540)	(10,893,721)	(44,930,644)	(28,788,694)
Income tax benefits	-	-	-	-
Net loss	$(18,404,540)	$(10,893,721)	$(44,930,644)	$(28,788,694)

Net loss per share, basic and diluted	$(0.83)	$(0.75)	$(2.05)	$(1.95)

Weighted average common shares outstanding, basic and diluted	22,117,626	14,938,224	21,920,147	14,928,727

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2023

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	21,667,250	$21,667	1,120,873	$1,121	$230,045,566	$(96,296,887)	$133,771,467
Stock-based compensation	-	-	-	-	1,273,282	-	1,273,282
Exercise of common stock options, net of shares withheld for exercise price	24,122	24	-	-	127,898	-	127,922
Conversion of preferred to common stock	250,000	250	(25,000)	(25)	(225)	-	-
Issuance costs associated with private placement offering	-	-	-	-	(7,486)	-	(7,486)
Net loss	-	-	-	-	-	(11,938,417)	(11,938,417)
Balance at March 31, 2023 (unaudited)	21,941,372	$21,941	1,095,873	$1,096	$231,439,035	$(108,235,304)	$123,226,768
Stock-based compensation	1,958	2	-	-	1,276,980	-	1,276,982
Employee stock purchases	17,477	17			102,621	-	102,638
Conversion of preferred to common stock	100,000	100	(10,000)	(10)	(90)	-	-
Exercise of common stock options, net of shares withheld for exercise price	21,086	22	-	-	113,618	-	113,640
Net loss	-	-	-	-	-	(14,587,687)	(14,587,687)
Balance at June 30, 2023 (unaudited)	22,081,893	$22,082	1,085,873	$1,086	$232,932,164	$(122,822,991)	$110,132,341
Stock-based compensation	-	-	-	-	1,108,637	-	1,108,637
Conversion of preferred to common stock	250,000	250	(25,000)	(25)	(225)	-	-
Exercise of common stock options, net of shares withheld for exercise price	37,500	37	-	-	59,965	-	60,002
Net loss	-	-	-	-	-	(18,404,540)	(18,404,540)
Balance at September 30, 2023 (unaudited)	22,369,393	$22,369	1,060,873	$1,061	$234,100,541	$(141,227,531)	$92,896,440

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

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,930,644)	$(28,788,694)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	114,824	161,981
Stock-based compensation	3,658,902	3,498,784
Amortization of debt issuance costs and discount	177,939	284,184
Payment-in-Kind interest	1,345,760	311,764
Non-cash operating lease, net	3,171	(2,791)
Change in accrued interest income	(439,331)	-
Changes in operating assets and liabilities:
Other current assets	(1,065,732)	(5,817,737)
Accounts payable	3,031,923	1,553,176
Accrued expenses	2,826,856	2,270,422
Net cash used for operating activities	(35,276,332)	(26,528,911)

Cash flows from investing activities:
Proceeds from maturities of investments	221,054,402	-
Purchases of investments	(184,779,534)	-
Purchases of property and equipment	(64,945)	(46,724)
Net cash provided by (used for) investing activities	36,209,923	(46,724)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	285,564	24,233
Proceeds from employee stock purchases	102,638	80,541
Payments for secondary registration statement costs	(128,298)	(318,897)
Payments for debt issuance costs	(2,716)	(8,463)
Payments for finance leases	(2,449)	(4,384)
Net cash provided by (used for) financing activities	254,739	(226,970)
Net change in cash and cash equivalents	1,188,330	(26,802,605)

Cash and cash equivalents:
Beginning of period	24,571,557	84,286,381
End of period	$25,759,887	$57,483,776

Supplemental disclosure of cash flow information:
Interest paid	$2,405,441	$832,161
Supplemental disclosures of non-cash investing and financing activities:
Offering and registration statement costs included in accounts payable	$13,865	$11,230
Deferred financing costs and offering and registration statement costs included in accrued expenses	-	205,000
Property and equipment included in accounts payable	12,961	104,818

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Nine Months Ended September 30, 2023 and 2022)

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company pursuing development for oncology. The Company’s lead therapeutic candidate is gedatolisib, a potent pan-PI3K and mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with HR+/HER2- advanced breast cancer is currently enrolling patients. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer, is expected to be initiated in the first quarter of 2024. The company’s CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2022 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the development stage including, but not limited to, dependency on the clinical and commercial success of its diagnostic tests, ability to obtain regulatory approval of its diagnostic tests and initial drug product, gedatolisib, the clinical and commercial success of gedatolisib, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, and significant competition.

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

3. Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the preferred stock, options, warrants, and restricted stock have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share is the same.

For the three and nine months ended September 30, 2023 and 2022, potentially dilutive securities excluded from the computations of diluted weighted-average shares outstanding were preferred stock on an as-if-converted to common stock basis of 10,608,730 and zero shares of common stock, respectively, options to purchase 2,702,629 and 1,919,114 shares of common stock, respectively, warrants to purchase 7,266,102 and 309,652 shares of common stock, respectively, and 1,958 and 3,273 shares of restricted common stock, respectively.

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

The following table summarizes the Company’s held-to-maturity investment securities at amortized cost as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$108,180,417	$5,138	$-	$108,185,555
Total	$108,180,417	$5,138	$-	$108,185,555

	December 31, 2022
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Governmental Agency Securities	$46,230,893	$29,517	$-	$46,260,410
U.S. Treasury Bills	97,785,061	41,639	-	97,826,700
Total	$144,015,954	$71,156	$-	$144,087,110

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

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMO’s, and CRO’s. The Company currently has four Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Expanded Access study, are generally based on time and material. In addition, contracts related to the Company’s Phase 3 (VIKTORIA-1) and Phase 1b/2 (CELC-G-201) clinical trials are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2023, the Company had two material non-cancelable contractual commitments with respect to these arrangements, which totaled approximately $2.3 million.

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

On September 21, 2023, one of the Company’s preferred shareholders elected to convert 25,000 shares of Series A Convertible Preferred Stock into 250,0000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

At September 30, 2023, the Company’s authorized capital stock consisted of 65,000,000 shares of common stock, of which 22,369,393 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 1,060,873 shares were outstanding. As of September 30, 2023, no dividends have been declared on the Company’s capital stock.

7. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30:

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,976,586	$6.34	1,315,321	$11.97
Granted	874,548	10.13	720,047	7.19
Exercised	(82,708)	3.65	(4,660)	5.20
Forfeited	(65,797)	7.45	(111,594)	10.86
Balance at September 30	2,702,629	$7.63	1,919,114	$6.08

Options exercisable at September 30:	1,440,231	$6.26	882,215	$5.92

Weighted Average Grant Date Fair Value for options granted during the period:		$7.09		$4.87

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
2,702,629	8.09	$7.63	$5,355,467	1,440,231	$6.26	$4,470,641

The Company recognized stock-based compensation expense for stock options of $1,065,568 and $1,162,751 for the three months ended September 30, 2023 and 2022, respectively, and $3,516,180 and $3,329,969 for the nine months ended September 30, 2023 and 2022, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17, 2022. The effect of this modification on stock-based compensation was $30,188 and $49,088 for the three months ending September 30, 2023 and 2022, respectively, and $107,490 and $477,431 for the nine months ending September 30, 2023 and 2022, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $190,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect of this modification on stock-based compensation was $15,773 and $21,778 for the three months ended September 30, 2023 and 2022, respectively, and $49,617 and $75,562 for the nine months ended September 30, 2023 and 2022, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $114,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect of this modification on stock-based compensation was $3,041 and $7,681 for the three months ended September 30, 2023 and 2022, respectively, and $16,975 and $30,897 for the nine months ended September 30, 2023 and 2022. The effect of this modification on stock-based compensation over the remaining service period will be approximately $3,000.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the nine months ended September 30:

	2023	2022
Risk-free interest rate	3.41% - 4.61%	1.68% - 3.93%
Expected volatility	78.0 to 79.8%	76.2% - 79.6%
Expected life (years)	5.25 to 6.08	5.29 to 6.25
Expected dividend yield	0%	0%

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

The Company had 1,958 and 3,273 shares of restricted stock outstanding as of September 30, 2023 and 2022, respectively, and 0 and 250 shares of restricted stock vested during the three months ended September 30, 2023 and 2022, respectively. The Company recognized stock-based compensation expense for restricted stock of $4,903 and $7,245 for the three months ended September 30, 2023 and 2022, respectively, and $13,597 and $36,686 for the nine months ended September 30, 2023 and 2022, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,998, 149,189 and 216,673 shares on January 1, 2021, 2022 and 2023, respectively, and will increase automatically on January 1 of each year from 2024 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31, subject to the board’s discretion to reduce the amount of the increase in any particular year. At the Annual Meetings held on May 12, 2021 and May 12, 2022, the stockholders approved a one-time, 500,000 increase each year for a total of 1,000,000 increase, to the number of shares reserved for issuance under the 2017 Plan. At the Annual Meeting held on May 11, 2023, the stockholders approved a one-time, 1,500,000 increase to the number of shares reserved for issuance under the 2017 plan. The total remaining shares available for grant under the Company’s 2017 Plan as of September 30, 2023 was 1,147,899.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized as follows:

2023	$1,177,419
2024	3,679,163
2025	2,465,972
2026	1,515,642
2027	635,575
Total estimated compensation cost to be recognized	$9,473,771

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $38,167 and $53,058 for the three months ended September 30, 2023 and 2022, respectively and $129,125 and $132,129 for the nine months ended September 30, 2023 and 2022, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,499, 74,594 and 108,337 shares on January 1, 2021, 2022 and 2023, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of September 30, 2023 was 283,008.

The Company recognized total stock-based compensation expense as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock-based compensation expense in operating expenses:
Research and development	$660,706	$676,524	$1,954,689	$1,937,707
General and administrative	447,931	546,530	1,704,213	1,561,077
Total	$1,108,637	$1,223,054	$3,658,902	$3,498,784

8. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender. On August 9, 2022, the Company amended the Loan Agreement. Under the amended Loan Agreement, Innovatus, as Lender, has agreed to loan up to $75 million, a $50 million increase from the original Loan Amount. As of September 30, 2023, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022.

Long-term debt consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Note payable	$35,000,000	$35,000,000
Add: PIK interest (added to principal)	2,100,835	755,075
Less: unamortized debt issuance costs	(540,392)	(707,001)
Less: unamortized debt discount	(53,669)	(65,000)
Total long-term debt	$36,506,774	$34,983,074

Future principal payments, including the incurred PIK interest, are as follows:

Years Ending December 31,

2025	$13,912,813
2026	18,550,418
2027	4,637,604
Total	$37,100,835

9. Subsequent Events

On October 18, 2023, the Company entered into a securities purchase agreement with certain investors (the “Investors”) pursuant to which the Company agreed to sell to the Investors in a private placement (the “Private Placement”) pre-funded warrants (the “Warrants”) to purchase up to 5,747,787 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Each Warrant is immediately exercisable and will not expire. Each warrant to purchase one share has a purchase price of $8.699 per share, and an exercise price of $0.001 per share for the Common Stock issuable upon exercise of the Warrant.

The closing of the Private Placement occurred on October 20, 2023 and resulted in gross proceeds to the Company of approximately $50 million, before deducting offering expenses payable by the Company.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company has agreed to file, no later than 30 days following the Closing Date of the Private Placement, a registration statement covering the resale by the Investors of the shares issued or issuable upon exercise or exchange of the Warrants (as defined more specifically in the Registration Rights Agreement, the “Registrable Securities”).

In the event that a registration statement covering the Registrable Securities is not filed with the SEC on or prior to the filing deadline as set forth in the Registration Rights Agreement, or is not declared effective within the timeframe provided therein, or if certain other circumstances occur, as described in the Registration Rights Agreement, that prevent the Investors from selling securities pursuant to the registration statement, the Company has agreed to make pro rata payments to each holder as liquidated damages in an amount equal to 1.0% of the aggregate amount paid pursuant to the Securities Purchase Agreement by such Investor for each 30-day period or pro rata for any portion thereof for each such month during which such event continues, provided that the maximum aggregate amounts payable as liquidated damages shall not exceed 6.0% of the aggregate amount invested by each such holder in the Registrable Securities then held by the holder.

On October 13, 2023, one of the Company’s preferred shareholders elected to convert 181,739 shares of Series A Convertible Preferred Stock into 1,817,390 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

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

Overview

Celcuity is a clinical-stage biotechnology company focused on the development of targeted therapies for oncology. The Company’s lead therapeutic candidate is gedatolisib, a pan-PI3K/mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The Company initiated VIKTORIA-1, a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022 and is currently enrolling patients. In addition to the Phase 3 study, the Company recently announced that it received U.S. Food and Drug Administration (“FDA”) clearance for its Investigational New Drug (IND) submission for the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), for the treatment of patients with metastatic castration resistant prostate cancer (mCRPC). The Company expects to initiate a Phase 1b/2 study, CELC-G-201, in the first quarter of 2024. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies.

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

Isoform-specific PI3K inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with isoform-specific inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis still leads to challenging toxicities. The experience with an FDA approved oral p110-α specific inhibitor, Piqray, illustrates the challenge. In its Phase 3 pivotal trial Piqray was found to induce a Grade 3 or 4 adverse event (AE) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued alpelisib due to treatment related adverse events. By contrast, in the 103-patient dose expansion portion of the Phase 1b (B2151009) clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 10% discontinued treatment.

As of September 30, 2023, 492 patients with solid tumors have received gedatolisib in eight completed clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Six patients from this study continue to receive study treatment, as of September 30, 2023, each of whom have received study treatment for more than four years. The B2151009 clinical was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and endocrine therapy (fulvestrant or letrozole) in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy. The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

High objective overall response rates (ORR) were observed in all four expansion arms and were comparable in each arm for PIK3CA WT and PIK3CA MT patients. As of the data cut-off date, March 16, 2023, for treatment- naïve patients in Escalation Arm A and Expansion Arm A (n=41), median progression free survival (mPFS) was 48.6 months, median duration of response (mDOR) was 46.9 months, and ORR was 79%. respectively. This data compares favorably to published data for current first-line standard-of-care treatments for patients with HR+/HER2- advanced breast cancer. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), ORR (including unconfirmed partial responses) ranged from 36% to 77%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than ORR from either the PALOMA-2 (ORR=55%) study that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all enrolled patients, a clinical benefit rate (CBR) of ≥79% was observed. Median progression-free survival (PFS) was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D).

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

We are currently enrolling patients in a Phase 3, open-label, randomized clinical trial (VIKTORIA-1) to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. Approximately two hundred clinical sites in North America, Europe, South America, Asia, and Australia have been selected to participate in the study. The first clinical site was activated in the third quarter of 2022, and the first patient was dosed in December 2022.

The VIKTORIA-1 Phase 3 clinical trial will enable separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and are PIK3CA WT will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). Subjects who meet eligibility criteria and are PIK3CA MT will be randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), or alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F).

The CELC-G-201 Phase 1b/2 clinical trial will enroll up to 54 participants with mCRPC who progressed after metastic castration resistant prostate cancer (“mCRPC”) treatment with a next-generation androgen receptor inhibitor and have not received docetaxel for mCRPC. In the Phase 1b portion of the study, we expect 36 participants will be randomly assigned to receive 600 mg darolutamide administered orally twice daily combined with either 120 mg gedatolisib in Arm 1 or 180 mg gedatolisib received intravenously in Arm 2. An additional 12 participants will then be enrolled in the Phase 2 portion of the study at the Recommended Phase 2 Dose (RP2D) level to enable evaluation of 30 participants treated with the RP2D of gedatolisib. The primary objectives of the Phase 1b portion of the trial include assessment of the safety and tolerability of gedatolisib in combination with darolutamide and determination of the RP2D dose of gedatolisib. The primary objective of the Phase 2 portion of the trial is to assess the radiographic progression-free survival (rPFS) at six months of patients who received the RP2D. We expect to initiate the study in the first quarter of 2024.

Our proprietary CELsignia diagnostic platform is the only commercially ready technology we are aware of that uses a patient’s living tumor cells to identify the specific abnormal cellular process driving a patient’s cancer and the targeted therapy that best treats it. This enables us to identify patients whose tumors may respond to a targeted therapy, even though they lack a previously associated molecular mutation. By identifying cancer patients whose tumors lack an associated genetic mutation but have abnormal cellular activity a matching targeted therapeutic is designed to inhibit, CELsignia CDx can expand the markets for a number of already approved targeted therapies. We are supporting the advancement of new potential indications for targeted therapies, controlled by other pharmaceutical companies, that would rely on a CELsignia CDx to select patients. Phase 2 trials are underway to evaluate the efficacy and safety of these therapies in CELsignia selected patients. The FACT-1 trial is expected to have interim results available in the first half of 2024 and final results approximately nine months later. The FACT-2 trial, which was evaluating patients with early-stage triple negative breast cancer, was terminated in the third quarter. This decision was made in response to recent FDA approvals of new therapeutic options for patients with early-stage triple negative breast cancer. The availability of these new therapeutic options negatively impacted enrollment, which led us to conclude that the study was no longer feasible.

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

Recent Developments

In October 2023, Celcuity announced that it entered into a securities purchase agreement to sell pre-funded warrants at a price of $8.70 per warrant, to purchase up to 5,747,787 shares of the Company’s common stock in a private placement. The closing of the private placement occurred on October 20, 2023 and resulted in gross proceeds of approximately $50 million. Each Warrant to purchase one share has a purchase price of $8.699 per share, and an exercise price of $0.001 per share for the Common Stock issuable upon exercise of the Warrant (for aggregate consideration equating to $8.70 per share). The Company expects to use the net proceeds to advance clinical development of gedatolisib and for general corporate purposes. The Company has entered into a Registration Rights Agreement in connection with the private placement, pursuant to which it has agreed to register for resale the shares issuable upon exercise or exchange of the Warrants.

In August 2023, Celcuity announced it entered into a clinical trial collaboration and supply agreement with Bayer AG for Celcuity’s Phase 1b/2 clinical trial of gedatolisib and Nubeqa® (darolutamide) in patients with metastatic castration resistant prostate cancer (mCRPC). As part of the supply agreement, Bayer will provide Nubeqa to Celcuity at no cost.

In August 2023, Celcuity announced it was notified by the FDA that its Investigational New Drug (IND) submission has been reviewed, and Celcuity can proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with metastatic castration resistant prostate cancer (mCRPC). Celcuity’s Phase 1b/2 study (CELC-G-201) will enroll up to 54 participants with mCRPC who progressed after treatment with an androgen receptor inhibitor. The Company expects to begin enrolling patients in the Phase 1b/2 clinical trial in the first quarter of 2024.

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

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended September 30, 2023 and 2022, we reported a net loss of approximately $18.4 million and $10.9 million, respectively, and for the nine months ended September 30, 2023 and 2022, we reported a net loss of approximately $44.9 million and $28.8 million, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $141.2 million. As of September 30, 2023, we had cash and cash equivalents and short-term investments of approximately $133.9 million.

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we initiated a Phase 3 clinical trial, VIKTORIA-1, in 2022 to support potential regulatory approval to market gedatolisib for the treatment of breast cancer. In August 2023, Celcuity announced its plans to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with metastatic castration resistant prostate cancer (mCRPC). If we obtain regulatory approvals to market gedatolisib, we expect to generate revenue from sales of the drug for the treatment of patients who present with the forms of breast or prostate cancer for which gedatolisib has been approved.. Additionally, we will seek to generate revenue from partnership agreements with pharmaceutical companies to provide companion diagnostics for such pharmaceutical partners’ existing or investigational targeted therapies. If a new drug indication is received that requires use of our companion diagnostic to identify eligible patients, we expect to generate revenues from sales of tests to treating physicians.

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

Internal and external research and development costs are expensed as they are incurred. As we continue to develop gedatolisib and manage studies and clinical trials, including the VIKTORIA-1 Phase 3 trial, the CELC-G-201 trial, and other clinical trials to evaluate the efficacy of targeted therapies in cancer patients selected with one of our CELsignia tests, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on developing our first drug, gedatolisib, managing the VIKTORIA-1 Phase 3 trial, initiating the CELC-G-201 study, and developing our CELsignia platform and corresponding CELsignia tests. We would expect to begin to incur increased sales and marketing expenses in anticipation of the commercialization of our first drug, gedatolisib. These increased expenses are expected to include employee-related and consulting costs.

Interest Expense

Interest expense is primarily due to a Loan Agreement.

Interest Income

Interest income consists of interest income earned on our cash equivalents and investment balances.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30,		Increase (Decrease)
	2023	2022	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$17,488,236	$9,621,505	$7,866,731	82%
General and administrative	1,409,801	1,022,050	387,751	38
Total operating expenses	18,898,037	10,643,555	8,254,482	78
Loss from operations	(18,898,037)	(10,643,555)	(8,254,482)	78

Other income (expense)
Interest expense	(1,372,132)	(537,661)	(834,471)	155
Interest income	1,865,629	287,495	1,578,134	549
Other income (expense), net	493,497	(250,166)	743,663	(297)
Net loss before income taxes	(18,404,540)	(10,893,721)	(7,510,819)	69
Income tax benefits	-	-	-	-
Net loss	$(18,404,540)	$(10,893,721)	$(7,510,819)	69%

Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30,		Increase (Decrease)
	2023	2022	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$42,512,811	$24,685,505	$17,827,306	72%
General and administrative	3,988,248	3,066,382	921,866	30
Total operating expenses	46,501,059	27,751,887	18,749,172	68
Loss from operations	(46,501,059)	(27,751,887)	(18,749,172)	68

Other income (expense)
Interest expense	(3,929,140)	(1,428,108)	(2,501,032)	175
Interest income	5,499,555	391,301	5,108,254	1,305
Other income (expense), net	1,570,415	(1,036,807)	2,607,222	(251)
Net loss before income taxes	(44,930,644)	(28,788,694)	(16,141,950)	56
Income tax benefits	-	-	-	-
Net loss	$(44,930,644)	$(28,788,694)	$(16,141,950)	56%

Research and Development

Our research and development expenses for the three months ended September 30, 2023 were approximately $17.5 million, representing an increase of approximately $7.9 million, or 82%, compared to the same period in 2022. Of the $7.9 million increase in research and development expense, $0.4 million was related to increased employee-related expenses. The remaining $7.5 million increase of research and development costs is primarily related to costs supporting activities for the VIKTORIA-1 pivotal trial.

Our research and development expenses for the nine months ended September 30, 2023 were approximately $42.5 million, representing an increase of approximately $17.8 million, or 72%, compared to the same period in 2022. Of the $17.8 million increase in research and development expenses, $1.8 million was related to increased employee and consulting expenses. The remaining $16.0 million increase of research and development expenses is primarily related to costs supporting activities for the VIKTORIA-1 pivotal trial.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to develop gedatolisib, manage the VIKTORIA-1 Phase 3 trial and the CELC-G-201 Phase 1b/2 trial, discover new cancer sub-types, and develop and validate additional CELsignia tests to diagnose such sub-types. We also expect to incur increased expenses to support companion diagnostic business development activities with pharmaceutical companies as we develop additional CELsignia tests and manage the clinical trials for gedatolisib.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2023 were approximately $1.4 million, representing an increase of approximately $0.4 million, or 38%, compared to the same period in 2022. Employee related expenses accounted for $0.3 million of the increase. The remaining $0.1 million increase resulted from professional fees and other expenses associated with being a public company.

Our general and administrative expenses for the nine months ended September 30, 2023 were approximately $4.0 million, representing an increase of approximately $0.9 million, or 30%, compared to the same period in 2022. Employee related expenses accounted for $0.7 million of the $0.9 million increase, including approximately $0.2 million in non-cash stock-based compensation. The remaining $0.2 million of the increase resulted from professional fees and other expenses associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib and CELsignia tests, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and other compliance matters.

Interest Expense

Interest expense for the three months ended September 30, 2023 was $1.4 million and represents an increase of $0.8 million, or 155%, compared to the same period in 2022. Interest expense is primarily the result of a Loan Agreement that was executed in April 2021 and amended in August 2022. The increase is primarily due to the incremental $20 million funding of Term Loan B in December 2022. The $1.4 million of interest expense includes $0.5 million of non-cash interest expense.

Interest expense for the nine months ended September 30, 2023 was $3.9 million and represents an increase of $2.5 million, or 175%, compared to the same period in 2022. The increase is primarily due to the incremental $20 million funding of Term Loan B in December 2022. The $3.9 million of interest expense includes $1.5 million of non-cash interest expense.

Interest Income

Interest income for the three months ended September 30, 2023 was $1.9 million and represents an increase of $1.6 million compared to the same period in 2022. The increase was primarily the result of the closing of financing activities, leading to higher cash, cash equivalents and short-term investment balances. The $1.9 million of interest income includes $0.5 million of non-cash interest income.

Interest income for the nine months ended September 30, 2023 was $5.5 million and represents an increase of $5.1 million compared to the same period in 2022. The increase was primarily due to the closing of financing activities, leading to higher cash, cash equivalents and short-term investment balances. The $5.5 million of interest income includes $0.4 million of non-cash interest income.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through September 30, 2023, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through September 30, 2023, we raised an aggregate of approximately $223.7 million of net proceeds through sales of our securities, and as of September 30, 2023 had $35.0 million of borrowings under loan agreements. As of September 30, 2023, our cash and cash equivalents and short-term investments were approximately $25.8 million and $108.2 million, respectively, and we had an accumulated deficit of approximately $141.2 million.

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

Open Market Sale AgreementSM. On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. On October 12, 2022, pursuant to this agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses). At September 30, 2023, $44.8 million of common stock remains available for sale under the Jefferies agreement.

Innovatus Loan Agreement. On April 8, 2021, we entered into a Loan Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent Term A loan that was funded on April 8, 2021, (ii) a $5 million Term B loan with a deadline of March 31, 2022, and (iii) a $5 million Term C loan to be funded upon our request, subject to our ability to achieve certain milestones, no later than March 31, 2023. On August 9, 2022, the Company amended the Loan Agreement with Innovatus to provide for up to $75 million in term loans. As of September 30, 2023, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022 following the closing of the $100 million private placement described above. Additionally, the Company will be able to draw on two additional tranches of $10 million and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches.

Pre-Funded Warrants. On October 20, 2023, we issued pre-funded warrants (the “Warrants”) to purchase 5,747,787 shares of common stock in a private placement to certain institutional investors, pursuant to a securities purchase agreement entered into on October 18, 2023. Each Warrant to purchase one share was sold at a purchase price of $8.699 per share and has an exercise price of $0.001 per share for the common stock issuable upon exercise of the Warrants (for aggregate consideration equating to $8.70 per share of common stock). The sale of the Warrants pursuant to the securities purchase agreement generated gross proceeds of approximately $50 million before deducting offering expenses payable by the Company. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” above for additional details.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, manage the VIKTORIA-1 Phase 3 trial, initiate the CELC-G-201 trial, conduct research related to the discovery of new cancer sub-types, conduct other studies and clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib and our CELsignia tests. We expect to use cash on hand, which includes funds received under the debt and equity financings described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

Based on our current business plan, we believe that our current cash, cash equivalents and short-term investments, together with available borrowings under the Innovatus Loan Agreement, will provide sufficient cash to finance our operations and pay obligations when due for at least the next twelve months.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30:

	September 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$(35,276,332)	$(26,528,911)
Investing activities	36,209,923	(46,724)
Financing activities	254,739	(226,970)
Net increase (decrease) in cash and cash equivalents	$1,188,330	$(26,802,605)

Operating Activities

Net cash used in operating activities was approximately $35.3 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of approximately $44.9 million offset by non-cash expense items of approximately $4.8 million and working capital changes of $4.8 million. Non-cash expense items of approximately $4.8 million primarily consisted of $3.7 million of stock-based compensation expense, net non-cash interest of $1.0 million, and depreciation expense of $0.1 million. The approximately $4.8 million of working capital changes was primarily due to increases in accounts payable and accrued expenses of $3.0 million and $2.8 million, respectively, offset by an approximately $1.0 million increase in other current assets.

Net cash used in operating activities was approximately $26.5 million for the nine months ended September 30, 2022 and consisted primarily of a net loss of approximately $28.8 million and working capital changes of approximately $2.0 million, offset by non-cash expense items of approximately $4.3 million. The approximately $2.0 million of working capital changes was primarily due to an increase of approximately $5.9 million in other current assets, partially offset by increases in accounts payable and accrued expenses of approximately $1.6 million and $2.3 million, respectively. Non-cash expense items of approximately $4.3 million primarily consisted of approximately $3.5 million of stock-based compensation expense, non-cash interest expense of approximately $0.6 million and depreciation expense of approximately $0.2 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was approximately $36.2 million and consisted primarily of net proceeds from maturities of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities) partially offset by minimal purchase of property and equipment. Net cash used in investing for the nine months ended September 30, 2022 were minimal and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was approximately $0.3 million and primarily consisted of proceeds from the exercise of employee stock options and proceeds from employee stock purchases, partially offset by payments for secondary registration and debt issuance costs. Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2022 and consisted of payments for secondary registration costs, offset partially by proceeds from the exercise of employee stock options and proceeds from employee stock purchases.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials, including our ongoing VIKTORIA-1 Phase 3 clinical trial and our expected Phase 1b/2 study and clinical trial for gedatolisib; (ii) our expectations with respect to costs and timelines to develop, validate and launch CELsignia tests and to continue to develop gedatolisib; (iii) our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests; (iv) the expected benefits of gedatolisib; (v) our expectations regarding the timeline of patient enrollment and results from clinical trials, including our existing and upcoming clinical trials for gedatolisib; (vi) the future payments that may be owned to Pfizer under the license agreement; (vii) our expectations regarding partnering with pharmaceutical companies and other third parties; (viii) our expectations regarding revenue from sales of CELsignia tests and revenue from milestone or other payment sources; (ix) our plans with respect to research and development and related expenses for the foreseeable future; (x) our expectations regarding business development activities, including companion diagnostic related activities with pharmaceutical companies, expanding our sales and marketing functions and the costs associated with such activities; (xi) our expectations with respect to the CELsignia tests and the analytical capabilities and potential impact of such tests; (xii) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company; (xiii) our plans with respect to potentially raising capital, and (xiv) our expectations regarding the impact that the COVID-19 pandemic and related economic effects will have on our business and results of operations.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; the potential impact of the COVID-19 pandemic on our business; our initial success being heavily dependent on the success of our CELsignia HER2 Pathway Activity Test and of gedatolisib; our inability to develop and commercialize gedatolisib; our inability to determine whether our CELsignia tests are currently commercially viable; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELsignia tests and gedatolisib; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and regarding the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our products; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; tightening credit markets, higher interest rates, and limitations on access to capital; increasingly sophisticated cybersecurity threats, obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended, including the Certifications of Designations of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 7, 2023).

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017).

4.2	Form of Warrant to Purchase Units of Membership Interest issued by Celcuity LLC to Cedar Point Capital, LLC, as placement agent of membership units and unsecured convertible promissory notes of Celcuity LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

4.3	Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.4	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.5	First Amendment to Representative’s Warrant, dated September 13, 2022, between Celcuity Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.6	Form of Warrant issued by Celcuity Inc. to Innovatus Life Sciences Lending Fund I, LP in connection with the Loan and Security Agreement dated April 8, 2021(incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.7	Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer, Inc., (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.8	Form of Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

4.9	Form of Pre-Funded Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.1	Securities Purchase Agreement, dated October 18, 2023, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.2	Registration Rights Agreement, dated October 18, 2023, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2023	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

