Form 10-K
period 2023-12-31
Celcuity Inc.
filed 2024-03-27
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $10.98, the closing price of the shares of common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Capital Market on such date, was approximately $191,274,949.

As of March 20, 2024, there were 30,453,120 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

2023 Annual Report on Form 10-K

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

All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “target,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. Additionally, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements may include, among other things, statements relating to:

●	our clinical trial plans and the estimated timelines and costs for such trials;

●	our plans to develop and commercialize our products, and our expectations about the market opportunity for gedatolisib and our CELsignia tests, and our ability to serve those markets;

●	our expectations with respect to our competitive advantages, including the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments;

●	our expectations regarding the timeline of patient enrollment and results from clinical trials, including our existing Phase 3 VIKTORIA-1 clinical trial and Phase 1b/2 study and clinical trial for gedatolisib;

●	our expectations regarding our ability to obtain FDA approval to commercialize gedatolisib;

●	our expectations regarding governmental laws and regulations affecting our operations, including, without limitation, developments in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S. and laws that affect our operations and our laboratory;

●	our expectations with respect to the development, validation, required approvals, costs and timelines of gedatolisib and our CELsignia tests;

●	our beliefs related to the potential benefits resulting from Breakthrough Therapy designation for gedatolisib;

●	our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer with respect to gedatolisib;

●	our plans with respect to research and development and related expenses for the foreseeable future;

●	our beliefs with respect to the potential rate and degree of market acceptance, both in the United States and internationally, and clinical utility of our therapeutics, diagnostic platform and tests;

●	our expectations regarding the future payments that may be owed to Pfizer under our license agreement with them;

●	our revenue expectations;

●	our intended business development activities, including collaborations with pharmaceutical companies;

●	our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for both our gedatolisib drug candidate and CELsignia tests, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and from government insurance programs, such as Medicare and Medicaid;

●	our expectations as to the use of proceeds from our recent financing activities;

●	our expectations with respect to accessing our current debt facility or any other debt facility or other capital sources in the future;

●	our beliefs regarding the adequacy of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and other general corporate expenses, as well as the increased costs associated with being a public company; and

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates, including our gedatolisib drug candidate and our CELsignia platform and tests.

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; our potential inability to develop, validate and commercialize gedatolisib on a timely basis or at all; the uncertainties and costs associated with clinical studies and with developing and commercializing biopharmaceuticals; the complexity and difficulty of demonstrating the safety and sufficient magnitude of benefit to support regulatory approval of gedatolisib and other products we may develop; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of our CELsignia tests; the uncertainty regarding market acceptance of our products and services by physicians, patients, third-party payors and others in the medical community, uncertainty with respect to the size of market opportunities available to us; uncertainty regarding the pricing of drug products and molecular and other diagnostic products and services that compete or may compete with us; uncertainty with insurance coverage and reimbursement for our products and services; the potential impact of public health matters on our business and clinical study activities; difficulties we may face in managing growth, such as hiring and retaining key personnel; changes in government regulations; costs to comply with evolving regulations; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. See “Risk Factors” in Part I, Item 1A of this Annual Report for additional risks, uncertainties and other factors applicable to the Company.

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

●	We have a limited operating history and we may never generate revenue or profit;

●	Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize our therapeutic (Rx) and companion diagnostic (CDx) strategy;

●	Future financing activities could dilute the percentage ownership of our stockholders and could cause our stock price to fall, or could result in operating or other restrictions;

●	We are currently conducting and will continue to conduct clinical trials. Clinical trials are expensive and complex with uncertain outcomes, which may prevent or delay commercialization of our products;

●	Our near-term revenue prospects depend on the success of our initial drug product, gedatolisib. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize gedatolisib, or if we experience delays in doing so, our business will be materially and adversely impacted;

●	The successful development and commercialization of our products is highly uncertain;

●	We were not involved in the early development of gedatolisib, so we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials;

●	As an organization, we have never successfully completed any registrational clinical trials, and we may be unable to do so for any drug candidates we may develop;

●	For a new drug to be approved for marketing, the FDA in the United States and health authorities in other countries, must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with palbociclib and fulvestrant, or gedatolisib in combination with fulvestrant, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval;

●	We must navigate lengthy, uncertain, and expensive regulatory approval processes to be able to market our products in the U.S. and other jurisdictions;

●	If we encounter difficulties enrolling patients in any of our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	We depend on intellectual property licensed from third parties, including from Pfizer for our lead product candidate, gedatolisib, and termination of this license could result in the loss of significant rights, which would materially and adversely impact our business;

●	If we and our business partners are unable to obtain and maintain intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize our technology and diagnostic tests may be impaired;

●	If we fail to comply with our obligations under our patent license with Pfizer, we could lose certain license rights that are important to our business;

●	We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials and to formulate and manufacture our drug product. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, any potential product candidates;

●	We will be dependent on our ability to attract and retain key personnel;

●	We may encounter difficulties in scaling production, commercializing, marketing and distributing our products, including in hiring and retaining a qualified sales force;

●	We have not independently verified our estimated market opportunities;

●	We face significant competition from other pharmaceutical and diagnostic companies; and

●	The price of our common stock may be volatile and fluctuate substantially.

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

We are a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. Our lead therapeutic candidate is gedatolisib, a potent, well-tolerated, small molecule reversible inhibitor, administered intravenously, that selectively targets all Class I isoforms of phosphatidylinositol-3-kinase (PI3K) and the two mechanistic target of rapamycin (mTOR) sub-complexes, mTORC1 and mTORC2. Gedatolisib’s mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. We believe there is significant potential for gedatolisib to address breast and prostate cancer tumors, and it has the potential to be used in other tumor types where the PAM pathway is either: i) driving tumorigenesis directly; ii) cooperating with other dysregulated signaling pathways; or iii) a mechanism of resistance to other drug therapies.

We obtained exclusive global development and commercialization rights to gedatolisib in April 2021 under a license agreement with Pfizer, Inc. As of December 31, 2023, 492 patients with solid tumors have received gedatolisib in eight completed clinical trials. Gedatolisib’s safety, tolerability and pharmacokinetic profile were determined in a Phase 1 First-in-Human study. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

Our initial clinical development programs for gedatolisib are focusing on the treatment of patients with hormone receptor positive (HR+), human epidermal growth factor receptor 2 negative (HER2-), or HR+/HER2-, advanced or metastatic breast cancer and patients with metastatic castration resistant prostate cancer (mCRPC).

In January 2022, gedatolisib was granted Fast Track designation for the treatment of patients with HR+/HER2- metastatic breast cancer after progression on CDK4/6 therapy. Fast Track designation is granted by the FDA for products that are intended for the treatment of serious or life-threatening disease or conditions and which demonstrate the potential to address an unmet medical need.

In July 2022, gedatolisib was granted Breakthrough Therapy Designation for HR+/HER2- advanced breast cancer after progression on CDK4/6 therapy. Breakthrough Therapy designation is granted by the FDA to expedite the development and regulatory review of an investigational medicine that is intended to treat a serious or life-threatening condition. The criteria for Breakthrough Therapy designation requires preliminary clinical evidence that demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy.

In December 2022, we dosed the first patient in our Phase 3, open-label, randomized clinical trial, VIKTORIA-1. This trial is evaluating the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. Over two hundred clinical sites in North America, Europe, South America, Asia, and Australia are participating in the study.

In February 2024, we dosed our first patient in our Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with mCRPC.

The PI3K/AKT/mTOR Pathway

Dysregulation of the PI3K/protein kinase B (AKT)/mTOR, or PAM, signaling pathway is observed in many types of cancer, including breast and prostate cancer. The important role the PAM pathway plays in cancer has led to significant investment in the development of many different PI3K and mTOR inhibitors for solid tumors.

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

mTOR is a critical effector in cell-signaling pathways commonly dysregulated in human cancers. The mTOR signaling pathway integrates both intracellular and extracellular signals and serves as a central regulator of cell metabolism, growth, proliferation, and survival. mTOR is a serine/threonine protein kinase, a downstream effector of PI3K, and regulated by hormones, growth factors, and nutrients, that are contained in two functionally distinct protein assemblies – mTORC1 and mTORC2. In cancer, dysfunctional signaling leads to various constitutive activities of the mTOR complexes, making mTOR a good therapeutic target.

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

Gedatolisib

By targeting multiple nodes of the PAM pathway, gedatolisib can overcome adaptive resistance mechanisms that inhibitors targeting single PI3K/mTOR nodes do not address. As a result, we believe gedatolisib offers distinct advantages over currently approved and investigational therapies that target PI3K or mTOR alone or together.

●	Overcomes limitations of therapies that only inhibit a single Class I PI3K isoform or only one mTOR kinase complex.

Gedatolisib is a pan-class I isoform PI3K inhibitor with low nanomolar potency for the p110α, p110β, p110γ, and p110δ isoforms. Because gedatolisib inhibits all four PI3K isoforms and both mTOR complexes, it prevents the confounding effect of isoform interaction that may occur with isoform specific PI3K inhibitors and the confounding interaction between PI3K isoforms, AKT, and mTOR. By contrast, node-specific inhibitors cross-activate uninhibited sub-units due to numerous feedforward and feedback loops between the PI3K isoforms, AKT, and mTOR, which in turn induces compensatory resistance that reduces the efficacy of isoform specific PI3K, pan-AKT, or single mTOR kinase complex inhibitors.

To compare the functional effect of inhibiting single versus multiple PAM pathway nodes, we evaluated gedatolisib, and node-selective inhibitors for PI3Kα (alpelisib), AKT (capivasertib) and mTORC1 (everolimus) in a panel of breast cancer cell lines using a live cell proliferation rate dose response analysis. The results of this analysis are presented in the table below.

Breast Cancer Cell Line Proliferation Rate Dose Response Analysis

Average values for 14 PIK3CA MT and 14 PIK3CA WT breast cancer cell lines

Note: Growth rate (GR) was assessed using 28 cell lines by measuring live cells reducing potential with Real Time-Glo MT luciferase assay before and after 72-hour drug treatment. GR50 (concentration required to inhibit growth rate by 50%) is a measure of potency. Max cell growth inhibition (GR at highest drug concentration tested ) is a measure of efficacy.

Source: Rossetti SABCS 2023

On average, gedatolisib was 300-fold more potent than the single node PAM inhibitors analyzed and only gedatolisib induced a significant cytotoxic effect. In addition, gedatolisib’s potency and efficacy was comparable in cell lines with and without PIK3CA mutations, in contrast to the single node PAM inhibitors.

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

Clinical Development

As of December 31, 2023, 492 patients with solid tumors have received gedatolisib in eight completed clinical trials. Gedatolisib’s safety, tolerability and pharmacokinetic profile were determined in a Phase 1 First-in-Human study. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

Breast Cancer Program

Breast cancer is the most prevalent cancer in women, accounting for 30% of all female cancers and 13% of cancer-related deaths in the United States. The National Cancer Institute estimated that approximately 298,000 new cases of breast cancer would be diagnosed in the United States in 2023, and approximately 43,200 breast cancer patients would die of the disease.

Four different breast cancer subtypes are currently identified using molecular tests that determine the level of HR and HER2 expression. The most common subtype of advanced breast cancer (ABC) is HR+/HER2-. Approximately 70% of all breast cancer tumors express the estrogen receptor (ER), which, upon activation, regulates the expression of various genes involved in tumor proliferation. Despite progress in treatment strategies, metastatic HR+/HER2- breast cancer (MBC) remains an incurable disease, with a median overall survival (OS) of three years and a five-year survival rate of 34%.

Four different classes of targeted therapies are currently used to treat HR+/HER2- tumors: endocrine-based therapies, CDK4/6 inhibitors, PI3K inhibitors and mTOR inhibitors. Each of the CDK4/6 inhibitors, PI3K inhibitors and mTOR inhibitors are generally used to respond to the related mechanisms of resistance to endocrine therapy, namely, activation of the CDK4/6, PI3K and mTOR pathways.

Over 70% of breast cancers have direct or indirect activation of the PAM pathway. The upregulation of the PAM pathway promotes hormone-dependent and independent ER transcriptional activity, which contributes to endocrine resistance, leading to tumor cell growth, survival, motility, and metabolism. Clinical studies have demonstrated that PI3K and mTOR inhibition can restore sensitivity to estrogen therapy (ET).

Additionally, the PAM pathway, like other mitogenic pathways, can also promote the activities of cyclin D and CDK4/6 to drive proliferative cell cycling. The available evidence indicates that resistance to CDK4/6 inhibition in patients with HR+/HER2- advanced breast cancer is a transient adaptive mechanism, most likely involving the PI3K/mTOR pathway. This data indicates that CDK4/6 signaling is restored in CDK4/6 resistant tumors when PI3K/mTOR inhibitors are applied. Thus, continuing CDK4/6 inhibitor treatment in combination with a PI3K/mTOR inhibitor in patients who progressed on their prior CDK4/6 inhibitor, would both blockade the reactivated CDK4/6 pathway and prevent adaptive activation of the PI3K/mTOR pathway. This suggests the limited efficacy induced by current standard-of-care (SOC) therapies in patients who have progressed on a CDK4/6 therapy reflects the mechanistic inadequacy of relying on partial PI3K/mTOR inhibition (e.g., alpelisib or everolimus) and no CDK4/6 inhibition to address this complex disease mechanism.

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

Evidence of gedatolisib’s anti-tumor activity in breast cancer cells was provided in a study evaluating the MCF7 xenograft model (ER+/HER2-/PIK3CA mutant), where the combination of gedatolisib with palbociclib and fulvestrant caused 90% tumor regression with no tumor regrowth observed for more than 60 days after the final dose.

Source: Layman SABCS 2021

Clinical Experience with Gedatolisib in Breast Cancer

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

Phase 1b HR+/HER2- ABC Clinical Trial Results

A Phase 1b dose-finding trial with an expansion portion for safety and efficacy evaluated gedatolisib when added to either the standard doses of palbociclib plus letrozole or palbociclib plus fulvestrant in patients with HR+/HER2- advanced breast cancer. PI3K mutation status was not used as an eligibility criterion. Patient enrollment for the trial is complete.

A total of 138 patients with HR+/HER2- advanced breast cancer were dosed in the clinical trial. Five patients from this study continue to receive study treatment, as of December 31, 2023, each of whom have received study treatment for more than five years.

●	35 patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and determine the maximum tolerable dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapies. The MTD was determined to be 180 mg administered intravenously once weekly.

●	103 patients were enrolled in one of four expansion arms (A, B, C, D) to determine if the triplet combination of gedatolisib plus palbociclib and letrozole or gedatolisib plus palbociclib and fulvestrant produced a superior objective response (OR), compared to historical control data of the doublet combination (palbociclib plus endocrine therapy). All patients received gedatolisib in combination with standard doses of palbociclib and endocrine therapy (either letrozole or fulvestrant). In Arms A, B, and C, patients received an intravenous dose of 180 mg of gedatolisib once weekly. In Arm D, patients received an intravenous dose of 180 mg of gedatolisib on a four-week cycle of three weeks-on, one week-off. Objective response was determined using Response Evaluation Criteria in Solid Tumors v1.0, or RECIST v1.0.

○	Arm A: ABC with progression and no prior endocrine-based systemic therapy or a CDK4/6 inhibitor in the metastatic setting. First-line endocrine-based therapy for advanced disease (CDK4/6 treatment naive).

○	Arm B: ABC with progression during one or two prior endocrine-based systemic therapy in the advanced setting, with no prior therapy with any CDK inhibitor. Second- or third-line endocrine-based therapy for metastatic disease.

○	Arm C: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for advanced disease.

○	Arm D: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for advanced disease.

Analysis for the 103 patients enrolled in the expansion portion of the Phase 1b clinical trial showed:

●	Efficacy analysis for all arms in aggregate amongst patients with evaluable tumors:

○	64% objective response rate (ORR)

○	92% clinical benefit rate (CBR)

●	Best responses, as measured by RECIST v1.0, are shown in the following chart for Arm A (1st line patients) and Arm D (2nd/3rd line patients who received Phase 3 dosing regimen). The dotted line represents the cutoff for partial response (PR), defined as a 30% reduction from the baseline tumor assessment.

Source: Layman SABCS 2021

●	Safety analysis:

○	For all arms in aggregate, all patients experienced at least one Grade 1 or Grade 2 treatment-emergent adverse event. The Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (63%), stomatitis (27%) and rash (20%). Neutropenia is a known class effect of CDK4/6 inhibitors. Stomatitis was reversible in most patients with a steroidal mouth rinse. All grades of treatment-related adverse events related to hyperglycemia were reported in 22% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in less than 10% of patients.

○	For the patients in Arm D, who received the Phase 3 dosing schedule, Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (67%), leukopenia (22%), and stomatitis (22%). All grades of treatment-related adverse events related to hyperglycemia were reported in 26% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in 4% of patients.

●	Best overall response data for each arm is presented in the table below:

Total Expansion Arms (N=103)
	Arm A		Arm B		Arm C		Arm D
Prior Therapy	1L CDKi-naive		2L+ CDKi-naive		2L/3L CDKi-pretreated		2L/3L CDKi-pretreated
n (Full, response evaluable)	31, 27		13,13		32, 28		27, 27
Study Treatment	P + L + G		P + F + G		P + F + G		P + F + G
Gedatolisib schedule	weekly		weekly		weekly		3 wks on/1 wk off
ORR[1] (evaluable)	85%		77%		36%		63%
mPFS [2], mos (range)	48.4 (16.9, NR)		12.9 (7.6, 38.3)		5.1 (3.3, 7.5)		12.9 (7.4, 16.7)
PFS % at 12 mos [2]	72.1%		54.5%		23.6%		53.2%
	WT	MT	WT	MT	WT	MT	WT	MT
PIK3CA status	81%	16%	69%	31%	75%	25%	56%	41%
ORR (evaluable)	81%	100%	78%	75%	25%	63%	60%	73%
PFS at 12 months	74%	60%	50%	67%	22%	29%	49%	60%

(1) ORR represents PR, except in Arm A, which had 1 CR = Complete response. Responses per RECIST 1.1; (2) Includes 2 unconfirmed PR Abbreviations: 1L= first line, 2L= second line; mos= months; NR = not reached; ORR, objective response rate; PFS, progression free survival

Source: Wesolowski 2022 SABCS

Phase 3 HR+/HER2- ABC Clinical Trial (VIKTORIA-1)

In 2022, we initiated VIKTORIA-1, a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of gedatolisib in combination with fulvestrant with or without palbociclib in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor. This multi-center, international trial is expected to enroll approximately 701 total subjects at more than 200 clinical sites across North America, Europe, Latin America, and Asia. The first patient was dosed in December 2022.

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

Prostate Cancer Program

In the United States, prostate cancer is the second leading cause of cancer death in men. Current estimates predict that one in eight men will be diagnosed with prostate cancer in his lifetime. The American Cancer Society estimates that in 2024 there will be over 299,000 new cases of prostate cancer in the United States and approximately 35,250 deaths from the disease. Although the majority of patients are diagnosed with localized prostate cancer, about 6% of patients present with metastatic disease with a 5-year survival rate of 29%. Androgen deprivation therapy (ADT) via medical or surgical castration has been the mainstay treatment for metastatic prostate cancer. However, prostate cancer cells develop resistance to ADT and progress to castration resistance, leading to poor prognosis and a median overall survival of about 3 to 5 years.

Men with mCRPC have a poor prognosis and a predicted survival rate of fewer than two years from the initial time of progression. Treatment options for prostate cancer depend on many different factors, including the stage of the cancer. Castration-resistant prostate cancer is defined by disease progression despite androgen deprivation therapy, or ADT, and is often indicated by rising levels of PSA. Current standard of care for men with castration-resistant prostate cancer provides that patients should initially receive a combination of ADT and either abiraterone, which works by decreasing androgen levels, or enzalutamide, which works by blocking androgen binding to AR. If the disease progresses despite these second-generation hormonal therapies, chemotherapy is considered the next treatment option. Treatment with chemotherapy is generally postponed for as long as possible due to the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.

Preclinical studies have demonstrated a potential association between the PAM pathway and androgen receptor (AR) signaling in prostate cancer cells developing resistance to ADT. In these studies, the AR and PAM pathways were shown to cross-regulate each other. This is similar to the relationship demonstrated in breast cancer with the estrogen receptor pathway and the PAM pathway. Additionally, 70% - 100% of mCRPC tumors have PAM related pathway alterations.

Several clinical studies have shown promising results by inhibiting the PAM pathway in combination with an AR inhibitor. In separate Phase 2 and Phase 3 trials, the AKT inhibitor, ipatasertib, showed improvement in radiographic PFS (rPFS) in patients with mCRPC and tumors with phosphatase and tensin homolog (PTEN) loss when ipatasertib was combined with the AR inhibitor, abiraterone, versus abiraterone alone. In a Phase 2 trial, the pan-PI3K inhibitor, samotolisib, reported median rPFS of 10.2 when combined with enzalutamide versus 5.5 months for enzalutamide alone.

Evidence of gedatolisib’s in vivo activity in prostate cancer was provided in a study evaluating the 22RV-1, PC3, and C4-2 prostate cancer xenograft models. As seen in the figures below, gedatolisib induced greater than 80% tumor growth inhibition, regardless of the xenograft model’s sensitivity to the AR inhibitor, enzalutamide and the cell lines’ PTEN or AR status. In addition, gedatolisib combined with enzalutamide induced significantly greater tumor growth inhibition than enzalutamide alone in the enzalutamide sensitive model (C4-2).

Source: Sen, ASCO-GU, 2023

Phase 1b/2 mCRPC Clinical Trial (CELC-G-201)

We received approval from the US FDA in mid-2023 to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. We have since initiated a Phase 1b/2 study (CELC-G-201) that will enroll up to 54 participants with mCRPC who progressed after treatment with an androgen receptor inhibitor. We dosed our first patient in this trial in February 2024.

In the Phase 1b portion of the study, Celcuity expects that 36 participants will be randomly assigned to receive 600 mg darolutamide combined with either 120 mg gedatolisib in Arm 1 or 180 mg gedatolisib in Arm 2. An additional 12 participants will then be enrolled in the Phase 2 portion of the study at the recommended phase 2 dose (RP2D) level to enable evaluation of 30 participants treated with the RP2D of gedatolisib.

The primary objectives of the Phase 1b portion of the trial include assessment of the safety and tolerability of gedatolisib in combination with darolutamide and determination of the recommended Phase 2 dose of gedatolisib. The primary objective of the Phase 2 portion of the trial is to assess the radiographic progression-free survival (rPFS) at six months of patients who received the RP2D.

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

Sales and Marketing

If any of our product candidates are approved, we intend to market and commercialize them in the U.S. and select international markets, either alone or in partnership with others. Cancer patients are managed by oncologists, medical geneticists and urologists, and therefore we believe can be reached with a targeted sales force.

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

There are several PI3K, AKT, and mTOR inhibitors approved by the FDA, including Piqray and Afinitor from Novartis AG, Aliqopa from Bayer Corporation, Copiktra from Verastem, Inc., Zydelig from Gilead Sciences, Inc. and Trucap from AstraZeneca plc. We are aware that other companies are, or may be, developing products for this indication, including BridgeBio Inc., Eli Lilly and Company, F. Hoffmann-La Roche Ltd, Kazia Therapeutics Limited, Infinity Pharmaceuticals, Inc., Relay Therapeutics, Revolution Medicines Inc., Scorpion Therapeutics, Inc., and Takeda Pharmaceutical Company Limited. There may be additional companies with programs suitable for addressing these patient populations that could be competitive with our efforts but that have not yet disclosed specific clinical development plans. Smaller or early-stage companies, including oncology-focused therapeutics companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, enrolling patients in clinical trials and acquiring technologies complementary to, or necessary for, our programs. The availability of reimbursement from government and private payors will also significantly impact the pricing and competitiveness of our products. Our competitors may obtain FDA or other regulatory approvals for their products more rapidly than we may obtain approvals for our product candidates, which could result in our competitors establishing a strong market position before we are able to commercialize our product candidates.

CELsignia

We founded our company to develop our proprietary CELsignia diagnostic platform and relied on the capability of this technology to identify our lead drug candidate, gedatolisib. CELsignia characterizes the specific activity of various oncogenic signaling pathways, including the PAM pathway, in living patient tumor cells.

We are supporting the advancement of new potential indications for three different targeted therapies, controlled by other pharmaceutical companies, that would rely on a CELsignia companion diagnostic test to select patients. Our first analytically validated and commercially ready test using our CELsignia platform, the CELsignia HER2 Pathway Activity Test for breast cancer, diagnoses two new sub-types of HER2-negative breast cancer that traditional molecular diagnostics cannot detect. Our internal studies show that approximately 15-20% of HER2-negative breast cancer patients have abnormal HER2 signaling activity similar to levels found in HER2-positive breast cancer cells. As a result, these HER2-negative patients have undiagnosed HER2-driven breast cancer and would be likely to respond to the same anti-HER2 targeted therapies only HER2-positive patients receive today. We have two interventional clinical trials underway to evaluate the efficacy of HER2 targeted therapies in breast cancer patients selected with our CELsignia HER2 Pathway Activity Test.

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

CELsignia Clinical Trials

We are currently collaborating on three Phase 2 clinical trials to evaluate the efficacy of our collaboration partners’ targeted therapies in patients selected with one of our CELsignia tests. The goal of these trials is to support the development of three potential new drug indications to treat patient groups found responsive by our CELsignia test to their approved targeted therapies. These clinical trials include:

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

Gedatolisib Patents

We entered into the Gedatolisib License Agreement with Pfizer in April 2021, pursuant to which we acquired exclusive worldwide rights under Pfizer patents and know-how to develop, manufacture and commercialize gedatolisib. We have exclusive licenses under the Gedatolisib License Agreement to patent rights in the U.S. and numerous foreign jurisdictions relating to gedatolisib. The patent rights in-licensed under the Gedatolisib License Agreement include 11 granted patents in the U.S. and more than 290 patents granted in foreign jurisdictions including Australia, Canada, China, France, Germany, Spain, United Kingdom and Japan. The U.S. patents covering gedatolisib as a composition of matter have a statutory expiration date in May 2029. A U.S. composition of matter patent that covers the lactic acid form of gedatolisib expires in December 2035. A pending U.S. application covering the cyclodextrin formulation of gedatolisib that is currently in clinical development expires in June 2039, in each case, not including patent term adjustment or any patent term extension, and relevant foreign counterparts.

CELsignia Patents

With respect to CELsignia, we have seven issued U.S. patents and more than 30 issued international patents covering our diagnostic approach using cell signaling analysis in living patient cells to guide treatment of patients with targeted therapies and cell sample preparation methods. The earliest expiration date of the patents is 2032. In addition, we have developed significant proprietary know-how and trade secrets for the various cell sample preparation and cellular analysis methods we have developed.

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

Government Regulation

Approval of Gedatolisib and Other Drug Products

Government authorities in the U.S. at the federal, state and local level and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products, such as gedatolisib and other drugs that may be used in combination with or compete with gedatolisib. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority and submitted for review and approved by the regulatory authority. The regulatory approval process is time-consuming and requires significant capital expenditures.

U.S. Approval Process

Overview of FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies according to good laboratory practices (GLP), or other applicable regulations;

●	submission to the FDA of an application for an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practices (GCPs), to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of an NDA for a new drug;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA’s current good manufacturing practice standards (cGMP), to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the NDA; and FDA review of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Preclinical and Clinical Stages

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

The clinical stage of development involves the administration of the investigational product to healthy volunteers or disease-affected patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with Good Clinical Practices, or GCPs. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of an investigational new drug application, or IND. Furthermore, each clinical trial must be reviewed and approved by an Institutional Review Board, or IRB, for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also monitors the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

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

FDA Review and Approval Process

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. Prior to granting approval of the NDA, which is required before marketing of the product may begin in the U.S., the FDA must determine whether to accept the submission and, thereafter, conduct an in-depth review. This process may take a year or more. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $4,048,695 for Fiscal Year 2024, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees for eligible products, which are currently $416,734 for Fiscal Year 2024.

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

U.S. Marketing Exclusivity

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

European Union Approval Process

Overview

In the EU, our product candidates may also be subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an Investigational Medicinal Product Dossier or IMPD, or the Common Technical Document, with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant, the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

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

Centralized Procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

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

Under the above-described procedures, before granting an MAA, the EMA or the competent authorities of the Member States of the European Economic Area, or EEA, assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

FDA for Diagnostics

FDA approval or clearance is not currently required for CELsignia tests offered as a stand-alone LDT test. If we are partnered with a drug company to launch a CELsignia test as a companion diagnostic for a new drug indication, we would be required to obtain premarket approval, or PMA, in conjunction with the pharmaceutical company seeking a new drug approval for the matching therapy. Historically, the FDA has exercised enforcement discretion with respect to tests performed solely in a central laboratory, like the CELsignia tests or LDTs. The FDA has not required laboratories that furnish only LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). However, the FDA has discussed potential regulation of LDTs and may regulate LDTs in the future.

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

We expect to see continued focus by Congress and the Biden Administration on regulating pricing, which could result in legislative and regulatory changes designed to control costs. For example, in August 2022, the IRA was signed into law, which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). We continue to evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business strategy and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid program or the federal 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities, could have a material impact on our business following commercialization.

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

The U.S. federal Anti-Kickback Statute, or AKS, prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. A person does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation of the AKS.

Moreover, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. This could apply even if we are not submitting claims directly to payors as would be the case with drug products.

In addition, under a federal law directed at “self-referral,” commonly known as the “Stark Law,” there are prohibitions, with certain exceptions, on referrals for certain designated health services, including laboratory services, that are covered by the Medicare and Medicaid programs by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and there may be significant penalties for violations. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

These regulations present compliance and litigation risks for our business and others in our industry. We incur compliance-related expenses and expect to incur additional expenses if and when our products are commercialized. We may be subject to penalties or limitations on reimbursement if we are found to have violated these regulations.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers, and their ownership and investment interests. The Affordable Care Act, or the ACA, imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” to these providers. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although it is unclear that we would be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. See “European Data Collection” below for a discussion of data privacy and security enactments of the EU.

At the state level, California’s Consumer Privacy Act, or CCPA, and the California Privacy Rights Act, or CPRA, impose data protection obligations on certain businesses. While we believe that certain limited exceptions under the CCPA for clinical trial data and other health data would apply to us, these regulations exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information, which causes us to incur compliance costs.

States and foreign jurisdictions also have fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services. Some state laws also require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing.

In order to sell products, we will need to comply with state laws, including those that require the registration of manufacturers and wholesale distributors of drug and biological products. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. If and when we commercialize our products, all of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our business strategy operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource consuming and can divert a company’s attention from the business.

European Data Collection

We are subject to the Data Protection Directive, and the General Data Protection Regulation, or GDPR, which govern the collection and use of personal health data in or arising from the EU. This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU, to the U.S. Failure to comply with the requirements of the Data Protection Directive, the GDPR and the related national data protection laws of the EU Member States may result in substantial fines and other administrative penalties. We have incurred, and expect to continue to incur, compliance expenses in connection with the GDPR. If we are found to be in violation of the GDRP, our product development timeline may be affected, which would affect our ability to generate revenue and our competitive position.

Current and Future Legislation

In the U.S. and other jurisdictions, continued healthcare reform measures may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any collaborators, may receive. Individual states in the U.S. have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Regulations may also prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates.

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

Impact of Public Health Matters on our Business

As a result of the COVID-19 pandemic, we experienced delays in the enrollment of patients in certain CELsignia-related clinical trials. While the COVID-19 pandemic has significantly subsided, future outbreaks or variants of the virus or other public health disruptions may cause additional delays in our clinical trial work.

Corporate History

We were organized as a Minnesota limited liability company in 2011 and commenced operations in 2012. On September 15, 2017, we converted from a Minnesota limited liability company into a Delaware corporation and changed our name from Celcuity LLC to Celcuity Inc.

Employees and Labor Relations

As of December 31, 2023, we had 55 full-time employees, most of which were engaged in research and development activities. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2023, our voluntary turnover rate was approximately 4%.

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

We are a clinical-stage biotechnology company that commenced activities in January 2012. We have a limited operating history, and our business plan has not been tested. Since inception, we have had no revenue and have incurred significant operating losses. We have financed our operations primarily through equity and debt offerings. To generate revenue and become and remain profitable, we need to successfully complete our existing clinical trials, cultivate partnerships with pharmaceutical companies, and develop and commercialize gedatolisib pursuant to our license agreement with Pfizer. We must also build operational and financial infrastructure to support commercial operations, train and manage employees, and market and sell our anticipated drug products and/or our CELsignia tests (as a companion diagnostic and/or as a stand-alone test).

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

Future financing activities could dilute the percentage ownership of our stockholders and could cause our stock price to fall, or could result in operating or other restrictions.

We may seek to raise additional capital through equity offerings, debt financings, collaborations or licensing arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we raise funds by issuing equity securities, it will result in dilution to current stockholders. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our existing securities. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also include restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms.

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

Risks Related to Our Product Strategy

Our near-term revenue prospects depend on the success of our initial drug product, gedatolisib. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize gedatolisib, or if we experience delays in doing so, our business will be materially harmed.

To date, we have not yet completed any registrational clinical trials or the development of our initial drug candidate, gedatolisib. Our future success and ability to generate revenue, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more products, and currently, our primary focus is to pursue approval and commercialization of gedatolisib for one or more intended uses. We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, our current or future product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, gedatolisib, including:

●	our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that gedatolisib is safe and effective;
●	insufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	negative or inconclusive results from our preclinical studies, clinical trials or the clinical trials of others for drug products similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
●	product-related adverse events experienced by subjects in our clinical trials or by individuals using drugs or therapeutic biologics similar to gedatolisib;
●	delays in submitting applications, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
●	poor effectiveness of gedatolisib or companion therapeutics during clinical trials;
●	better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;
●	delays in enrolling subjects in clinical trials;
●	high drop-out rates of subjects from clinical trials;
●	inadequate supply or quality of drug products or other materials necessary for the conduct of our clinical trials;
●	greater than anticipated clinical trial or manufacturing costs;
●	unfavorable FDA or comparable regulatory authority inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or
●	varying interpretations of data by the FDA and comparable foreign regulatory authorities.

We were not involved in the early development of gedatolisib; therefore, we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials of gedatolisib.

We had no involvement with or control over the initial preclinical and clinical development of gedatolisib. We are dependent on third parties having conducted their research and development in accordance with the applicable protocols and legal, regulatory and scientific standards; having accurately reported the results of all preclinical studies and clinical trials conducted with respect to such drug product; and having correctly collected and interpreted the data from these trials. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our drug product will be delayed and may be adversely affected.

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

The successful development of our products is highly uncertain.

Our business depends on the successful development of biopharmaceuticals, which is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons including, among other things, that clinical trial results may show the product candidates to be less effective than expected or to have unacceptable side effects or toxicities; we may fail to receive the necessary regulatory approvals or there may be a delay in receiving such approvals; or the proprietary rights of others and their competing products and technologies that may prevent our product candidates from being commercialized.

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one drug product to the next and from one country to the next and may be difficult to predict. We will incur significant research and development expenses before knowing whether our products are commercially viable, and may abandon development of a specific trial, or a product candidate, at any time for a variety of reasons. For example, we terminated the FACT-2 Trial for our CELsignia diagnostic test in the third quarter of 2023 in response to FDA approvals of new therapeutic options for certain patients that negatively impacted enrollment. If we expend resources on products that are ultimately not commercially viable, our timing for becoming profitable and our ability to invest in other products in our pipeline would be adversely affected.

In addition, if gedatolisib receives marketing approval for the intended uses that we are pursuing, we will continue to be subject to significant post-approval regulatory obligations. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our drug products post-approval could adversely affect our business, financial condition and results of operations.

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

Differences in trial design between early-stage clinical trials and later-stage clinical trials, which involve a greater number of patients and take years to complete, make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, we are conducting and plan to conduct some open-label trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in those trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Where a randomized, placebo-controlled clinical trial is designed to allow enrolled subjects to cross-over to the treatment arm, there may be a risk of inadvertent unblinding of subjects prior to cross-over, which may limit the clinical meaningfulness of those data and may require the conduct of additional clinical trials. As such, the results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Successful completion of clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and similar marketing applications to comparable foreign regulatory authorities for each drug product and, consequently, the ultimate approval and commercial marketing of any drug products. We may experience delays in initiating our Phase 3 clinical trial due to requests from the FDA for additional information, including additional nonclinical or clinical data, or for requests to amend the clinical trial protocol. Additional delays may be incurred once the Phase 3 clinical trial is initiated if it takes longer than expected to activate the targeted number of clinical sites, if the enrollment of patients is negatively affected by staffing shortages at clinical sites, or by other unanticipated factors, or if the FDA and other regulatory authorities require us to pause our Phase 3 clinical trial due to unexpected safety issues. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates.

Our costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether our clinical trials will begin or continue as planned, will need to be reassigned or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

We face significant competition, and our operating results will suffer if we fail to compete effectively.

Our industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than our lead product candidate, gedatolisib. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and diagnostic companies, and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces.

Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that gedatolisib is also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors.

Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price, and reimbursement. With respect to our CELsignia platform, which is a novel approach to companion diagnostics, we will need to demonstrate compelling advantages on a cost-competitive basis, educate key opinion leaders, and successfully collaborate with partners in the discovery, development, and commercialization of our tests.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could face clinical trial delays; regulatory investigations or actions; litigation; fines and penalties, disruptions of our business operations; reputational harm; and other adverse consequences.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. We rely on contract research organizations, contract manufacturing organizations, distributors, supply chain resources, and other third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, on-site systems and cloud-based data centers, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We also communicate sensitive data, including patient data, electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of sensitive information, including research and development information, patient data, commercial information, and business and financial information. Our ability to monitor these third parties’ security practices is limited, and these third parties may not have adequate security measures in place. If we or any of our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. We cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Cybersecurity threats are becoming increasingly difficult to detect, and come from a variety of sources, including without limitation nation-state actors and activists that create disruption for geopolitical reasons and in conjunction with military conflicts and defense activities. This risk is heightened during times of war and other major conflicts, including the war between Russia and Ukraine, the state of war between Israel and Hamas and the risk of a larger regional conflict. In addition, we and the third parties upon which we rely face an evolving cybersecurity threat landscape, which includes social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, attacks enhanced or facilitated by artificial intelligence (“AI”), software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats. Many of our employees and contractors are working remotely at least part of the time. Remote work involves risks to our information technology systems and data, as individuals utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Ransomware attacks also continue to increase in prevalence and severity and can lead to significant interruptions in our operations, ability to provide our services, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

While we take steps designed to identify, prevent, assess and mitigate vulnerabilities in our information systems and to mitigate related third-party risks, there can be no assurance that we will be able to detect and remediate all such vulnerabilities, including on a timely basis. The threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, we (or third parties on whom we rely) may be unable to detect a vulnerability until after a security incident has occurred. Further, we or third parties on which we rely may face downtime as a result of adopting new information technology systems that are designed to enhance compliance or reduce vulnerabilities.

A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. This could disrupt our clinical trials, damage our reputation, and negatively affect our ability to conduct our business in the ordinary course, including our ability to collect, process, and prepare company financial information, provide information and educational materials through our website, and manage the administrative aspects of our business.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain certain measures to protect our information technology systems and sensitive information and to notify relevant stakeholders, including affected individuals, regulatory authorities and our stockholders, of certain security incidents. The disclosure decisions are complex, may take time to determine, and may be subject to change as an investigation progresses. Providing disclosure may be costly, and the failure to comply with such requirements could also lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may face government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims) and mass arbitration; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Accordingly, security incidents and attendant consequences may damage our financial position and negatively impact our ability to grow and operate our business.

Further, if the information technology systems of the third parties upon which we rely become subject to security incidents, we may have insufficient recourse against such third parties, and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. There can be no assurance that limitations of liability in our third-party contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices. Additionally, we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

Public health matters may materially and adversely impact our business, including ongoing clinical trials.

The outbreak of COVID-19 and government measures taken in response demonstrated that public health matters have a significant impact on the global economy, with healthcare systems particularly affected. As a result of the COVID-19 outbreak and related public health measures, we experienced delays in the enrollment of patients in certain CELsignia-related clinical trials. Future outbreaks or variants of the virus, or the emergence of other pandemics or public health disruptions, could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

●	delays or difficulties in enrolling patients in clinical trials and obtaining the results of completed clinical trials;
●	increased rates of patients withdrawing from clinical trials following enrollment as a result of quarantine or public health concerns;
●	diversion of healthcare resources away from the conduct of clinical trials;
●	delays in prospective clinical trial collaborations with pharmaceutical companies and sponsors;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	limitations on our ability to recruit and hire key personnel due to our inability to meet with candidates because of travel restrictions; and
●	limitations on employee resources that would otherwise be focused on the conduct of clinical trials and research as a result of focus on health matters and loss of productivity from remote work.

Risks Related to Product Development and Product Regulation

If we are unable to obtain approval from the FDA or comparable foreign regulatory authorities to market our products for their intended use, we will not be able to generate revenue. For a new drug to be approved for marketing, the FDA and other regulatory authorities must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with palbociclib and fulvestrant, or gedatolisib in combination with fulvestrant, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval.

The marketability of our products, particularly gedatolisib, depends on securing approval from the FDA and equivalent foreign regulatory bodies. This requires rigorous pre-clinical and clinical studies, including Phase 3 clinical trials for each intended use, that the benefits of the therapy outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval. Satisfaction of the FDA’s regulatory requirements typically takes many years and requires substantial resources for research, development and testing.

If a drug meets its primary efficacy endpoint objective in a Phase 3 clinical trial, and the drug sponsor has additional nonclinical and clinical data required by the FDA or other regulatory authorities, the drug sponsor may submit an NDA seeking marketing approval. Upon submission of an NDA, these health authorities perform a benefit-risk assessment that considers the strength and quality of evidence available and takes remaining uncertainties into account. These considerations include an assessment of the strengths and limitations of clinical trials, including design, and potential implications for assessing drug efficacy, the magnitude of benefit and interpretation of clinical importance, the benefit attributed to the drug when studied in combination with other therapies, and the clinical relevance of the study endpoints. We are currently conducting a Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib, in patients with HR+/HER2- advanced breast cancer after progression on CDK4/6 therapy, and a Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer.

We have sought feedback from the FDA and other regulatory authorities on the design of gedatolisib clinical trials, with the goal of addressing these considerations in the clinical trials’ design. However, due to the complexity of clinical trials, the uncertainty of outcomes, and the uncertainty of how the FDA and other regulatory authorities may balance benefits and risks in their review of an NDA, it may not be practical or possible to address all benefit-risk assessment considerations in a clinical trial so that sufficient evidence is generated to support a marketing approval, even if the primary endpoint objective is achieved in the Phase 3 stage of the trial. The FDA or other regulatory authorities may require us to redesign or conduct additional unplanned clinical trials before granting any approval and we may not get approval at all. Regulatory approval may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. We cannot predict whether our research and clinical approaches will result in a drug that the FDA considers safe for humans and effective for indicated uses.

The results from clinical trials that we conduct may not support approval of gedatolisib, and the results of clinical trials of other pharmaceutical collaborators may not support use of our CELsignia platform as a companion diagnostic or standalone testing tool. In addition, we may be unable to execute on our intention of using our CELsignia PI3K Activity Test in evaluating tumors in certain of our gedatolisib clinical trials.

If regulatory approvals are delayed or not obtained, especially with respect to gedatolisib, it will negatively impact our ability to commercialize our products and generate revenue and may diminish any competitive advantages that we may otherwise enjoy. If we are required to conduct additional clinical trials or other testing of gedatolisib beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of gedatolisib, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval or not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

●	be subject to changes in the way our products are administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of the FDA’s Risk Evaluation and Mitigation Strategies program(“REMS”) or through modification to an existing REMS;
●	be sued; or
●	experience damage to our reputation.

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

Even if we receive initial regulatory approvals, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

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

Our success with CELsignia is heavily dependent on the success of our first CELsignia trials and on finding appropriate pharmaceutical company partners.

The success of our CELsignia tests depends on our ability to attract pharmaceutical company partnerships that provide revenue from the sale of CELsignia tests during clinical trials, from milestone payments during clinical trials, from sales of our CELsignia tests as companion diagnostics or stand-alone tests thereafter, and, potentially, from royalties on the incremental drug revenues our tests enable. Our ability to obtain such partnerships and generate such revenue depends in part on the ability of our first CELsignia tests to demonstrate the potential incremental opportunity available for pharmaceutical companies, as well as our ability to establish strategic partnerships or other arrangements with suitable pharmaceutical companies.

Phase 2 trials are underway to evaluate the efficacy and safety of these therapies in CELsignia selected patients. We do not expect to receive final results from our FACT-1 trial until the first half of 2025. The FACT-2 trial, which was evaluating patients with early-stage triple negative breast cancer, was terminated in the third quarter of 2023. This decision was made in response to recent FDA approvals of new therapeutic options for patients with early-stage triple negative breast cancer. The availability of these new therapeutic options negatively impacted enrollment, which led us to conclude that the study was no longer feasible.

Success of the clinical trials using the CELsignia HER2 Pathway Activity Test or CELsignia Multi-Pathway Activity Test will depend on many factors, such as successfully enrolling patients, meeting trial endpoint goals, and completing the trial in a timely manner. Our ability to complete the trial could be delayed or prevented for several reasons that are out of our control, such as the FDA withdrawing its authorization and approval to perform the study, NSABP, MD Anderson Cancer Center, or University of Rochester determining that the human and/or toxicology test results do not support continuing the trial, or participants having adverse reactions or side-effects to the drugs administered in the study.

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

Most laboratory developed tests (“LDTs”) are not currently subject to FDA regulation, although reagents, instruments, software or components provided by third parties and used to perform LDTs may be subject to regulation. We believe that the CELsignia tests are LDTs, which is a term that describes tests that are designed and performed within a single laboratory. As a result, we believe the CELsignia tests are not currently subject to regulation by the FDA in accordance with the FDA’s current policy of exercising enforcement discretion regarding LDTs.

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

Risks Related to Intellectual Property

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

Our clinical trials and other programs currently, and may in the future, involve additional product candidates that require the use of, or reliance on, proprietary rights held by third parties. Accordingly, the growth of our business depends in part on our ability to acquire, in-license or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which could harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

If we are not able to prevent disclosure of our trade secrets and other proprietary information, the value of our products could be significantly diminished.

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

We may be subject to claims by employees claiming ownership of what we regard as our own intellectual property.

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

We have applied for patents that protect our CELsignia technology and our patent portfolio currently includes seven issued U.S. patents and more than 30 issued international patents. We cannot ensure that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. We cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, or in all jurisdictions. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Additionally, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. There also may be patent reforms in foreign jurisdictions that could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents in those jurisdictions. It is also possible that we will fail to identify patentable aspects of our discovery and nonclinical development output before it is too late to obtain patent protection.

As a result of these factors, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or CELsignia tests, in whole or in part, or which effectively prevent others from commercializing competitive technologies and diagnostic tests. Moreover, given the amount of time required for the development, testing and regulatory review of new diagnostic tests, patents protecting such tests might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with sufficient rights to exclude others from commercializing diagnostic tests similar or identical to ours.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

The commercial success of our products depends upon our ability to use proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the medical technology, biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products. Additionally, because current and future employees may have been previously employed at universities or other biotechnology, diagnostic technology or pharmaceutical companies, including our competitors or potential competitors and strategic partners, third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, or they may allege that our employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

Patent litigation could result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and potential diagnostic tests. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain additional licenses from such third party to continue developing and marketing our applicable products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product.

In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, any potential product candidates.

We depend upon third parties to execute our operational plans and to conduct certain aspects of our preclinical studies. Additionally, we depend on third parties, including independent investigators, to conduct our clinical trials, under agreements with universities, medical institutions, contract research organizations, or CROs, strategic partners and others. Our reliance on third parties may affect our development timelines and increase our costs.

We have limited control over third-party clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, clinical investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Our reliance on third parties to formulate and manufacture our drug product will expose us to risks that may delay the development, regulatory approval and commercialization of our drug product or result in higher product costs.

We have no direct experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. Instead, we will contract with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If our drug product receives FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Similarly, we rely on instrument and reagent suppliers in connection with our CELsignia tests.

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

The pharmaceutical companies that we partner with for our CELsignia tests may not be successful in receiving regulatory approval for drug indications or may not commercialize their companion therapies for our expected companion diagnostic programs.

There can be no assurances that our pharmaceutical partners for our CELsignia tests will be able to obtain regulatory approval for new indications to treat applicable patient populations or otherwise be successful in commercializing their therapies. Among other risks, our pharmaceutical companies we partner with may not meet clinical trial endpoint targets, may encounter regulatory or production delays, may not pursue commercialization of companion therapeutics, or may terminate their relationship with us. Any of these factors could adversely affect our commercialization strategy for our CELsignia platform, as well as our business, results of operations and financial condition.

We may not be successful in finding pharmaceutical company partners or negotiating favorable terms for continuing development of additional CELsignia tests.

Many of the potential partners for CELsignia are global, multi-billion-dollar pharmaceutical companies with sophisticated research and development organizations and multiple priorities. We may not be successful in our efforts to establish such a strategic partnership or other alternative arrangements for our CELsignia tests because, among other things, our research and development pipeline may be insufficient, such tests may be deemed to be at too early of a stage of development for collaborative effort, or third parties may not view such tests as having the requisite potential to demonstrate efficacy. In addition, we may be restricted under collaboration agreements from entering into future agreements with other partners. Even if we are able to find suitable partners, we may not be successful in negotiating development agreements with such partners that provide revenue from the sale of our CELsignia tests, from milestone payments, and/or from royalties on the incremental drug revenues that our tests enable. If we are unable to reach agreements with suitable strategic partners on a timely basis, on acceptable terms or at all, we may have to curtail the development of additional CELsignia tests, our expected revenue opportunities may be significantly smaller than expected and our business opportunities may be negatively impacted.

Performance issues or price increases by our shipping carriers could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide our products on a timely basis.

Expedited, reliable shipping is essential to our operations. Should our shipping carriers encounter delivery performance issues such as loss, damage or destruction of a sample, such occurrences may damage our reputation and lead to decreased demand for our services and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process patient samples on a timely basis. There are only a few providers of overnight nationwide transport services, and there can be no assurance that we will be able to maintain arrangements with providers on acceptable terms, if at all.

Risks Related to Commercializing Our Products

Even if our products achieve positive clinical trial results and requisite approvals, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any product we develop achieves positive clinical trial results and receives marketing approval, whether on a standalone basis or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, existing drug therapies may be viewed as more reliable than gedatolisib, or physicians may continue to rely on conventional genomic- or proteomic-based analyses to diagnose cancer and prescribe cancer medications, versus adopting the use of a CELsignia test. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternatives;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	convenience and ease of administration compared to other treatments;
●	the willingness of the target patient population to try new therapies or diagnostics and of physicians to prescribe or initiate these therapies or diagnostics;
●	the strength of marketing and distribution support;
●	the ability to obtain sufficient third-party coverage, market access and adequate reimbursement;
●	the prevalence and severity of any side effects;
●	for CELsignia, our ability to partner with pharmaceutical companies to develop companion diagnostic programs for the new cancer sub-types we discover.

If our products do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable.

If we commercialize any product candidates, we will be subject to U.S. and foreign governmental regulations as well as private payor policies that mandate price controls or limitations on patient access to our products or establish prices paid by government entities or programs for our products. Our business, and our future results could be adversely affected by changes in such regulations.

Even if we or our partners are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs and managed care organizations in the U.S. or country specific governmental organizations in foreign countries. Government and private payors routinely seek to manage utilization and control costs, and there is considerable public and government scrutiny of pharmaceutical and diagnostic pricing. Efforts by states and the federal governments to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, limit reimbursement to lower international reference prices, require deep discounts, and require manufacturers to report and make public price increases and sometimes provide a written justification for such price increases, could adversely affect our business if implemented.

Availability of reimbursement may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare, including the Inflation Reduction Act, which requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program. Some states have implemented, and others are considering implementing, patient access constraints or cost cutting under the Medicaid program, and some are considering measures that would apply to broader segments of their populations that are not Medicaid-eligible. State legislatures also have continued to focus on addressing drug costs, generally by increasing price transparency or limiting drug price increases.

Third-party payors also could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product and appropriateness for specific patient populations, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors do not provide coverage and adequate reimbursement for our products once approved, market acceptance and commercial success would be reduced. Even if coverage is provided, the approved reimbursement amount may not be high enough to support pricing that results in a sufficient return on our research and development investment.

We expect pricing pressures will continue globally. U.S. and foreign governmental regulations that mandate price controls or limitations on patient access to our products or establish prices paid by government entities or programs for our products could impact our business, and our future results could be adversely affected by changes in such regulations or policies.

We may encounter difficulties in scaling production, commercializing, marketing and distributing our products, including in hiring and retaining a qualified sales force.

In order to commercialize any of our products, we must build production, marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Our beliefs that our products will be commercially viable have not been tested. These activities will be expensive and time consuming and will require significant attention of our executive officers to manage. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services.

In particular, there is intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Furthermore, there is no guarantee that the market opportunity for gedatolisib will be as significant as we expect or exist at all, or that any new drug indications will require our CELsignia tests as a companion diagnostic, or that any pharmaceutical company will effectively coordinate sales and marketing activities with us for our CELsignia tests. If we are unable to successfully commercialize our products, or if we are delayed in doing so, including if we are unable to develop our marketing and sales networks or if our sales personnel do not perform as expected, we may never generate any revenue and our business may fail.

Our business, operational and financial goals may not be attainable if the market opportunities for our products are smaller than we expect. Our internal research and estimates on market opportunities have not been verified by independent sources, and we have not independently verified market and industry data from third parties that we have relied on.

The total market opportunities that we believe exist are based on a variety of assumptions and estimates, including the size of the addressable patient population in applicable jurisdictions, the penetration of other drugs in these markets, the number of potential companion diagnostic programs we will be able to successfully pursue, the amount of potential milestone payments that we could receive in companion diagnostic programs, the number of patients we will test in clinical trials, the price we will be able to charge for our products and the total annual number of cancer patients with undiagnosed abnormal cell signaling. In addition, we have relied on third-party publications, research, surveys and studies for information related to determining market opportunities, including without limitation, information on the number of cancer patients and those receiving various forms of treatment, the cost of drug therapy, the amount of revenue generated from various types of drug therapy, the objective response rates of drug therapies, the number of deaths caused by cancer and the expected growth in cancer drug therapy and diagnostic markets. Our internal research and estimates on market opportunities have not been verified by independent sources, and we have not independently verified market and industry data from third parties that we have relied on. Any or all of our assumptions and/or estimates may prove to be incorrect for several reasons, such as inaccurate reports or information that we have relied on, potential patients or providers not being amenable to using our products or such patients becoming difficult to identify and access, limited reimbursement for our products, pricing pressure due to availability of alternative drugs or diagnostic tests, or an inability of the CELsignia tests’ companion drugs to obtain the necessary regulatory approvals for new indications. If any or all of our assumptions and estimates prove inaccurate, we may not attain our business, operational and financial goals.

If our sole laboratory facility becomes inoperable, we will be unable to perform our CELsignia tests and our business will be harmed.

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

A portion of the data that we obtain and handle for or on behalf of our clients is considered protected health information, or PHI, subject to HIPAA. Under HIPAA and our contractual agreements with our HIPAA-covered entity health plan customers, we may be considered a “business associate” to those customers and are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our business associate agreements with our clients, including by implementing HIPAA-required administrative, technical and physical safeguards. We are also required to maintain similar business associate agreements with our subcontractors that have access to PHI of our customers in rendering services to us or on our behalf. We will incur significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA regulations or our clients’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, we cannot guarantee that such safeguards have been and will continue to be adequate under applicable laws. If we have failed, or fail in the future, to maintain adequate safeguards, or we or our agents or subcontractors use or disclose PHI in a manner prohibited or not permitted by HIPAA, our subcontractor business associate agreements, or our business associate agreements with our customers, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

In addition to PHI, we collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal data and other sensitive information. Accordingly, we are, or may become, subject to numerous federal, state, local and foreign privacy and security laws regulating the collection, use, safeguarding, transfer and other processing of information.

Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (the “EEA”), including personal health data, is subject to the EU General Data Protection Regulation (the “GDPR”), which is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenue or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associates to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union.

Similar actions are either in place or underway in the United States. For example, the California Consumer Privacy Act of 2018 (the “CCPA”) applies to personal information of consumers, business representatives, and employees, and requires covered businesses to provide specific disclosures related to a business’s processing of personal data, new operational practices, and requirements to respond to certain requests from California residents related to their personal data. There is uncertainty about how the CCPA and other similar laws may be implemented and applied, and inconsistencies across jurisdictions complicate our compliance efforts. Accordingly, the CCPA and other similar laws may impact our business activities and increase our compliance costs, as well as our legal risks. The regulatory framework for the collection, use, safeguarding, transfer and other processing of information is rapidly evolving and is likely to remain uncertain for the foreseeable future.

Evolving data privacy regulations may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

Our stock price may be extremely volatile. The stock market in general and the market for smaller medical technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell our common stock at or above the price they paid for such stock. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive products or technologies;
●	results of existing or future clinical trials;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our products or clinical development programs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	operating results that fail to meet expectations of securities analysts that cover our company;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical, biotechnology and medical technology sectors;
●	sales of our stock by us, our insiders and our other stockholders;
●	general economic and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Since December 2022, we have issued 1,034,500 shares of common stock pursuant to equity financing arrangements, including pursuant to our Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. At December 31, 2023, $29.8 million of common stock remains available for sale under the Jefferies agreement. We may enter into additional equity financing arrangements in the future. The shares of common stock that we have issued pursuant to equity financings, or may issue in the future, may be resold at any time in the discretion of the investors.

In addition, an aggregate of 21,552,860 shares of common stock are issuable upon conversion or exercise of currently outstanding preferred stock and financing warrants, subject to certain beneficial ownership limitations, which the investors may subsequently resell into the market, and 2,815,392 shares of common stock are issuable upon exercise of awards granted under our 2017 Stock Incentive Plan and 2012 Equity Incentive Plan. Under our Innovatus Loan Agreement, Innovatus also has the right, at its election, to convert up to $6.6 million of outstanding principal of our Innovatus loans into common stock at a price of $10.00 per share. Based on our outstanding principal as of March 27, 2024, Innovatus has the right to acquire 300,000 shares of common stock pursuant to this provision.

Sales of substantial amounts of shares of our common stock or other securities by these investors or our other stockholders or by us under the Open Market Sale AgreementSM, or the perception in the market that the holders of a large number of shares of our common stock intend to sell their shares, could reduce the trading price of our common stock, make it more difficult for you to sell your shares at a price that you desire and impair our ability to raise capital through the sale of equity or equity-related securities.

Our Series A Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our common stock.

We issued 1,120,873 shares of Series A Preferred Stock in a financing transaction in December 2022, and 854,134 shares of Series A Preferred Stock were outstanding as of December 31, 2023. The Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock provides that, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or in the event of a Deemed Liquidation Event (as defined in the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock), the holders of Series A Preferred Stock are entitled to be paid from assets of the Company available for distribution to its stockholders, before any payment is made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the original issue price ($5.75 on an as-converted-to-common stock basis), plus all accrued and unpaid dividends and (ii) the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The Company may not, without the consent of holders of a majority of the outstanding shares of Series A Preferred Stock, amend its charter in a manner that adversely affects the powers, preferences or rights of the Series A Preferred Stock or issue or obligate itself to issue shares of any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company and the payment of dividends.

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

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company and that private company competitors do not incur. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the continued listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our ongoing legal and financial compliance costs and make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Depending upon our filer status, we could also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). While we, as of December 31, 2023, concluded that our internal control over financial reporting was effective, we may need to dedicate additional internal resources and engage outside consultants to maintain compliance with Section 404 in the future. Any material weaknesses that we may identify in the future could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management process is a component of our overall approach to managing material risks that could impact our operations, including cybersecurity threats. In general, we seek to manage material internal and third-party cybersecurity risks through an approach that focuses on: (i) protecting information systems and the information residing therein; (ii) identifying, preventing, and mitigating cybersecurity threats; and (iii) assessing and responding to cybersecurity incidents when they occur. Maintaining, monitoring, and updating our information security program—in an effort to ensure that it remains reasonable and appropriate in light of changes in the security threat landscape, available technology, and applicable legal and contractual requirements—is an ongoing effort.

We have implemented and maintain various processes, procedures, and measures to support our overall risk management strategy and to manage and mitigate the material risks posed by cybersecurity threats to our systems and data. With respect to cybersecurity, these measures include conducting risk assessments of our operations and using a risk register to assess identified risks; developing business continuity, disaster recovery and incident response plans; implementing technical safeguards and tools; conducting ongoing cybersecurity awareness training; and using contractual protections where appropriate. Our incident response plan outlines the procedures for reporting, investigating, and remediating cybersecurity incidents, including a framework to facilitate the escalation to our management team and board of cybersecurity incidents, so that our management team is alerted in a timely manner to material information that would be required to be disclosed or reported.

Our Chief Financial Officer works with our IT Director regarding incident prevention and response, as well as disclosure determinations, and is accountable at the management level for our overall risk management program. She receives information about cybersecurity from our IT Director to consider as part of that program. Additionally, our Chief Executive Officer receives updates from the Chief Financial Officer and IT Director about significant threats and incidents involving cybersecurity and data protection.

We use third-party service providers for a variety of services throughout our business, ranging from infrastructure support and maintenance, cybersecurity incident response, data protection and privacy compliance. In addition, we engage with contract research organizations, contract manufacturing organizations, distributors, and other supply chain resources.

We believe that the use of external service providers improves our operational capabilities, and we have implemented a vendor qualification and management program that applies to our service providers that handle protected health information, personal information, or other information subject to protection under applicable privacy and data protection regulations. This program is designed to address and mitigate cybersecurity and data protection risks that arise from our use of such service providers. We do not have full visibility into the cybersecurity risk management processes of our service providers. We rely on our third-party service providers to provide notification of, and remediate, significant cybersecurity threats and cybersecurity incidents that jeopardize the confidentiality, integrity, or availability of information that we own or use.

We periodically evaluate, test, and update our policies, standards, and processes to mitigate cybersecurity threats and manage incidents effectively. These efforts include risk assessments, vulnerability assessments and remediations, phishing tests and employee education, and external scans. Additionally, to enhance our capabilities, we periodically engage third-party service providers, including cybersecurity consultants, to incorporate threat intelligence into our processes.

As of the date of this Form 10-K, we are not aware of any risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents experienced by us or, to our knowledge, by any of our third-party service providers, that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. For further discussion of cybersecurity and data privacy risks that may materially affect the Company and how they may do so, see “Risk Factors—If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could face clinical trial delays; regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse consequences,” included in Item 1A of this Annual Report on Form 10-K.

Governance

The Board oversees Celcuity’s management of risks arising from cybersecurity threats. Our management team is implementing processes for delivering periodic briefings to the Board on material cybersecurity risks that are pertinent to our business operations. Additionally, we have processes to promptly notify the Board of a significant cybersecurity incident and to inform the Board of remediation progress, as appropriate.

The IT Director has overall responsibility for our information security program, with support from our management team and specialized partners in cybersecurity incident response and privacy. The process includes managing our incident response strategy. If a cybersecurity incident meets certain criteria, however, our CEO and CFO will become involved with the response strategy, including decisions about public disclosure and reporting. Our IT Director also coordinates with our CEO and CFO to determine strategic cybersecurity priorities and to establish compliance procedures.

We believe our business leaders have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats. Our IT Director has served in various roles in information technology and information security for over a decade, which includes experience in the biotech, pharmaceutical and healthcare industries and experience in cybersecurity risk management and data privacy compliance.

In the ordinary course of our business, we, and the third parties upon which we rely, collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store (collectively, “process”) proprietary, confidential, and sensitive information, including protected health information, personal information, credit card and other financial information, or other sensitive information owned or controlled by ourselves or our customers, payors, and other parties.

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

As of March 12, 2024, there were approximately 55 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

In November 2023, an accredited investor exercised warrants to purchase 2,369 shares of our common stock at an exercise price of $9.50 per share, resulting in cash proceeds of approximately $22,505. No underwriters were involved in such issuance of securities. The securities were issued to an accredited investor in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

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

OVERVIEW

Celcuity is a clinical-stage biotechnology company focused on the development of targeted therapies for oncology. The Company’s lead therapeutic candidate is gedatolisib, a pan-PI3K/mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. The Company initiated VIKTORIA-1, a Phase 3 study evaluating gedatolisib in patients with HR+/HER2- advanced breast cancer in 2022 and is currently enrolling patients. In addition to the Phase 3 study, the Company recently announced that it received U.S. Food and Drug Administration (“FDA”) clearance for its Investigational New Drug (IND) submission for the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), for the treatment of patients with metastatic castration resistant prostate cancer (mCRPC). The Company initiated a Phase 1b/2 study, CELC-G-201, in the first quarter of 2024 and is currently enrolling patients. Its CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies.

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

As of December 31, 2023, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with ER+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Five patients from this study continue to receive study treatment, as of December 31, 2023, each of which have received study treatment for more than five years. The B2151009 clinical trial was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

High objective overall response rates (ORR) were observed in all four expansion arms and were comparable in each arm for PIK3CA WT and PIK3CA MT patients. As of the data cut-off date, March 16, 2023, for treatment- naïve patients in Escalation Arm A and Expansion Arm A(n=41), median progression free survival (mPFS) was 48.6 months, median duration of response (mDOR) was 46.9 months, and ORR was 79%.respectively. This data compares favorably to published data for current first-line standard-of-care treatments for patients with HR+/HER2-advanced breast cancer. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), ORR (including unconfirmed partial responses) ranged from 36% to 77%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than ORR from either the PALOMA-2 (ORR=55%) study that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all enrolled patients, a clinical benefit rate (CBR) of ≥79% was observed. Median progression-free survival (PFS) was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D).

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

We received approval from the US FDA in mid-2023 to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. We have since initiated a Phase 1b/2 study (CELC-G-201) that will enroll up to 54 participants with mCRPC who progressed after treatment with an androgen receptor inhibitor. We dosed our first patient in this trial in February 2024.

In the Phase 1b portion of the study, Celcuity expects that 36 participants will be randomly assigned to receive 600 mg darolutamide combined with either 120 mg gedatolisib in Arm 1 or 180 mg gedatolisib in Arm 2. An additional 12 participants will then be enrolled in the Phase 2 portion of the study at the recommended phase 2 dose (RP2D) level to enable evaluation of 30 participants treated with the RP2D of gedatolisib.

The primary objectives of the Phase 1b portion of the trial include assessment of the safety and tolerability of gedatolisib in combination with darolutamide and determination of the recommended Phase 2 dose of gedatolisib. The primary objective of the Phase 2 portion of the trial is to assess the radiographic progression-free survival (rPFS) at six months of patients who received the RP2D.

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

We are supporting the advancement of new potential indications for three different targeted therapies, controlled by other pharmaceutical companies, that would rely on a CELsignia CDx to select patients. Three Phase 2 trials are underway to evaluate the efficacy and safety of these therapies in CELsignia selected patients. These patients are not currently eligible to receive these drugs and are not identifiable with a molecular test.

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

Recent Developments

On February 22, 2024, the Company announced that the first patient has been dosed in its Phase 1b/2 study (CELC-G-201) evaluating gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC.

In December 2023, Celcuity presented data from nonclinical studies evaluating gedatolisib and other PI3K/AKT/mTOR (PAM) inhibitors in breast cancer cell lines during a poster session at the 2023 San Antonio Breast Cancer Symposium (SABCS). In a panel of breast cancer cell lines, gedatolisib was found to be more cytotoxic and at least 300-fold more potent, on average, compared to the single node PAM inhibitors.

On December 1, 2023, pursuant to an Open Market Sale AgreementSM with Jefferies LLC, as agent, the Company sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15 million before deducting commissions and other offering expenses of $0.6 million.

On October 18, 2023, the Company entered into a securities purchase agreement to sell pre-funded warrants at a price of $8.70 per warrant, to purchase up to 5,747,787 shares of the Company’s common stock in a private placement. The closing of the private placement occurred on October 20, 2023 and resulted in gross proceeds of approximately $50 million, before deducting offering expenses of approximately $0.1 million. Each Warrant to purchase one share has a purchase price of $8.699 per share, and an exercise price of $0.001 per share for the Common Stock issuable upon exercise of the Warrant (for aggregate consideration equating to $8.70 per share). The Company expects to use the net proceeds to advance clinical development of gedatolisib and for general corporate purposes. The Company has entered into a Registration Rights Agreement in connection with the private placement, pursuant to which it has agreed to register for resale the shares issuable upon exercise or exchange of the Warrants.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began operations in 2012. For the years ended December 31, 2023 and 2022, we reported a net loss of approximately $63.8 million and $40.4 million, respectively. As of December 31, 2023, our cash and cash equivalents and short-term investments were approximately $180.6 million, and we had an accumulated deficit of approximately $160.1 million.

RESULTS OF OPERATIONS

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we initiated a Phase 3 clinical trial, VIKTORIA-1, in 2022 to support potential regulatory approval to market gedatolisib. In August 2023, we announced plans to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. If we obtain regulatory approvals to market gedatolisib, we expect to generate revenue from sales of the drug for the treatment of breast cancer patients. Additionally, we will seek to generate revenue from partnership agreements with pharmaceutical companies to provide companion diagnostics for such pharmaceutical partners’ existing or investigational targeted therapies. If a new drug indication is received that requires use of our companion diagnostic to identify eligible patients, we expect to generate revenues from sales of tests to treating physicians.

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

Internal and external research and development costs are expensed as they are incurred. As we continue to develop gedatolisib and manage studies and clinical trials, including the VIKTORIA-1 Phase 3 trial, the CELC-G-201 Phase 1b/2 trial, and other clinical trials to evaluate the efficacy of targeted therapies in cancer patients selected with one of our CELsignia tests, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on developing our first drug, gedatolisib, managing the VIKTORIA-1 Phase 3 and CELC-G-201 Phase 1b/2 trials, and developing our CELsignia platform and corresponding CELsignia tests. We would expect to begin to incur increased sales and marketing expenses in anticipation of the commercialization of our first drug, gedatolisib, and CELsignia tests. These increased expenses are expected to include employee-related and consulting costs.

Interest Expense

Interest expense is primarily due to a Loan Agreement and finance lease obligations.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investment balances.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Years Ended
	December 31,		Increase (Decrease)
	2023	2022	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$60,594,005	$35,289,548	$25,304,457	72%
General and administrative	5,636,326	4,101,543	1,534,783	37
Total operating expenses	66,230,331	39,391,091	26,839,240	68
Loss from operations	(66,230,331)	(39,391,091)	(26,839,240)	68

Other income (expense)
Interest expense	(5,326,387)	(2,106,111)	(3,220,276)	153
Interest income	7,777,602	1,127,162	6,650,440	590
Other income (expense), net	2,451,215	(978,949)	3,430,164	(350)
Net loss before income taxes	(63,779,116)	(40,370,040)	(23,409,076)	58
Income tax benefits	-	-	-	-
Net loss	$(63,779,116)	$(40,370,040)	$(23,409,076)	58%

Research and Development

For the year ended December 31, 2023, our research and development expenses were approximately $60.6 million, representing an increase of approximately $25.3 million, or 72%, compared to the same period in 2022. Of the $25.3 million increase in research and development expense, $2.4 million was related to increased employee and consulting expenses. The remaining $22.9 million increase of research and development costs are primarily related to costs supporting activities for the VIKTORIA-1 pivotal trial.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to develop gedatolisib, manage the VIKTORIA-1 Phase 3 and the CELC-G-201 Phase 1b/2 trials, discover new cancer sub-types, and develop and validate additional CELsignia tests to diagnose such sub-types. We also expect to incur increased expenses to support companion diagnostic business development activities with pharmaceutical companies as we develop additional CELsignia tests and manage the clinical trials for gedatolisib.

General and Administrative

For the year ended December 31, 2023, our total general and administrative expenses were $5.6 million, representing an increase of approximately $1.5 million, or 37%, compared to the same period in 2022. The increase primarily resulted from a $1.1 million increase in employee and consulting expenses. In addition, other general and administrative expenses increased $0.4 million primarily due to professional fees and other expenses associated with being a public company.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib and CELsignia tests, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and other compliance matters.

Interest Expense

For the year ended December 31, 2023, interest expense was $5.3 million and represents an increase of $3.2 million compared to the same period in 2022. The increase is due to the Loan Agreement that was executed in April 2021, amended in August 2022, and includes $2.1 million of non-cash interest expense. The increase in interest expense is primarily due to the incremental $20 million funding of Term Loan B in December 2022.

Interest Income

For the year ended December 31, 2023, interest income was $7.8 million and represents an increase of $6.7 million compared to the same period in 2022. The increase was primarily the result of higher market interest rates and the closing of additional financing activities, leading to higher cash, cash equivalents and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through December 31, 2023, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through December 31, 2023, we raised an aggregate of approximately $288.0 million of net proceeds through sales of our securities, and as of December 31, 2023 had $35.0 million of borrowings under loan agreements. In March 2024, an investor exercised 1,739,080 warrants at an exercise price of $8.05, which generated approximately $14 million in cash. The warrants were issued pursuant to a private placement that closed and was funded on December 9, 2022. As of December 31, 2023, our cash and cash equivalents and short-term investments were approximately $30.7 million and $149.9 million, respectively, and we had an accumulated deficit of approximately $160.1 million.

Open Market Sale OfferingSM. On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. Pursuant to the Open Market Sale AgreementSM with Jefferies LLC, as agent, on December 1, 2023, the Company sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15 million ($14.4 million net of commissions and offering expenses). At December 31, 2023, $29.8 million of common stock remains available for sale under the Jefferies agreement.

Pre-funded Warrants On October 18, 2023, the Company entered into a securities purchase agreement to sell pre-funded warrants at a price of $8.70 per warrant, to purchase up to 5,747,787 shares of the Company’s common stock in a private placement. The closing of the private placement occurred on October 20, 2023, and resulted in gross proceeds of approximately $50 million, before deducting offering expenses of approximately $0.1 million.

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

Open Market Sale AgreementSM. On October 12, 2022, pursuant to our Open Market Sale AgreementSM with Jefferies LLC as agent, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses).

Innovatus Loan Agreement. On April 8, 2021, we entered into a Loan Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent Term A loan that was funded on April 8, 2021, (ii) a $5 million Term B loan with a deadline of March 31, 2022, and (iii) a $5 million Term C loan to be funded upon our request, subject to our ability to achieve certain milestones, no later than March 31, 2023. On August 9, 2022, the Company amended the Loan Agreement with Innovatus to provide for up to $75 million in term loans. As of December 31, 2023, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022 following the closing of the $100 million private placement described above. Additionally, the Company will be able to draw on two additional tranches of $10 million and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, manage the VIKTORIA-1 Phase 3 and CELC-G-201 Phase 1b/2 trials, conduct research related to the discovery of new cancer sub-types, conduct other studies and clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib and our CELsignia tests. We expect to use cash on hand, which includes funds received under the debt and equity financings described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	December 31,
	2023	2022

Net cash provided by (used in):
Operating activities	$(53,812,253)	$(36,008,171)
Investing activities	(5,008,207)	(144,031,794)
Financing activities	64,911,677	120,325,141
Net increase (decrease) in cash and cash equivalents	$6,091,217	$(59,714,824)

Operating Activities

Net cash used in operating activities was approximately $53.8 million for the year ended December 31, 2023 and consisted primarily of a net loss of approximately $63.8 million, offset by working capital changes of $3.9 million and non-cash expense items of approximately $6.1 million. Non-cash expense items of approximately $6.1 million primarily consisted of $4.9 million of stock-based compensation expense, non-cash interest expense of $2.1 million and depreciation expense of $0.1 million, offset by $1.0 accrued interest income. The approximately $3.9 million of working capital changes was primarily due to increases in accounts payable and accrued expenses, offset by an increase in other current assets.

Net cash used in operating activities was approximately $36.0 million for the year ended December 31, 2022 and consisted primarily of a net loss of approximately $40.4 million and working capital changes of $1.2 million, offset by non-cash expense items of approximately $5.6 million. Non-cash expense items of approximately $5.6 million primarily consisted of $4.6 million of stock-based compensation expense, non-cash interest expense of $0.9 million and depreciation expense of $0.2 million. The approximately $1.2 million of working capital changes was primarily due to an increase in other current assets, somewhat offset by increases in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was approximately $5.0 million and consisted of approximately $4.9 million of net purchases of short-term investments in government securities (U.S. Treasury Bills and U.S. government agency securities) and approximately $0.1 million in purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2022 was approximately $144.0 million and consisted of approximately $143.9 million of short-term investments in government securities (U.S. Treasury Bills and U.S. government agency securities) and approximately $0.1 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was approximately $64.9 million. The $64.9 million primarily consisted of net proceeds from a pre-funded warrants offering and ATM offering, collectively totaling $64.4 million. The remaining $0.5 million was the result of proceeds from the exercise of employee stock options, the exercise of warrants, and proceeds from employee stock purchases, slightly offset by payments for secondary registration and debt issuance costs.

Net cash provided by financing activities for the year ended December 31, 2022 was approximately $120.3 million. The $120.3 million primarily consisted of net proceeds from a private placement offering and ATM offering, collectively totaling $100.5 million, and $19.5 million from net proceeds related to the closing of a Loan Agreement. The remaining $0.3 million was the result of proceeds from the exercise of employee stock options and proceeds from employee stock purchases.

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

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the Company believes utilization of third-party reports most accurately reflects expenses incurred. As the current VIKTORIA-1 Phase 3 and CELC-G-201 Phase 1b/2 trials ramp up site activation and patient enrollment, the Company’s estimated expenses in future periods and the actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Celcuity Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celcuity Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boulay LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota

March 27, 2024

PCAOB ID: 542

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Balance Sheets

	December 31, 2023	December 31, 2022

Assets
Current Assets:
Cash and cash equivalents	$30,662,774	$24,571,557
Investments	149,919,974	144,015,954
Other current assets	10,007,849	6,603,026
Total current assets	190,590,597	175,190,537
Property and equipment, net	228,782	260,294
Operating lease right-of-use assets	400,019	246,266
Total Assets	$191,219,398	$175,697,097
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$5,076,699	$2,627,076
Finance lease liabilities	-	2,449
Operating lease liabilities	184,950	191,749
Accrued expenses	8,927,094	4,060,280
Total current liabilities	14,188,743	6,881,554
Operating lease liabilities	225,922	61,002
Note payable, non-current	37,035,411	34,983,074
Total Liabilities	51,450,076	41,925,630
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 854,134 and 1,120,873 shares issued and outstanding as of December 31, 2023 and 2022, respectively	854	1,121
Common stock, $0.001 par value: 65,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 25,506,012 and 21,667,250 shares issued and outstanding as of December 31, 2023 and 2022, respectively	25,506	21,667
Additional paid-in capital	299,818,965	230,045,566
Accumulated deficit	(160,076,003)	(96,296,887)
Total Stockholders’ Equity	139,769,322	133,771,467
Total Liabilities and Stockholders’ Equity	$191,219,398	$175,697,097

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Operations

	Years Ended December 31,
	2023	2022

Operating expenses:

Research and development	$60,594,005	$35,289,548
General and administrative	5,636,326	4,101,543
Total operating expenses	66,230,331	39,391,091
Loss from operations	(66,230,331)	(39,391,091)

Other income (expense)
Interest expense	(5,326,387)	(2,106,111)
Interest income	7,777,602	1,127,162
Other income (expense), net	2,451,215	(978,949)
Net loss before income taxes	(63,779,116)	(40,370,040)
Income tax benefits	-	-
Net loss	$(63,779,116)	$(40,370,040)

Net loss per share, basic and diluted	$(2.69)	$(2.64)

Weighted average common shares outstanding, basic and diluted	23,679,472	15,418,543

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	14,918,887	$14,919	-	-	$124,622,405	$(55,926,847)	$68,710,477
Stock-based compensation	3,523	2	-	-	4,638,203	-	4,638,205
Employee stock purchases	32,669	33	-	-	171,677	-	171,710
Exercise of common stock options, net of shares withheld for exercise price	29,597	30	-	-	152,382	-	152,412
Issuance of common and preferred stock upon closing of private placement offering	6,182,574	6,183	1,120,873	1,121	99,992,696	-	100,000,000
Issuance costs associated with private placement offering	-	-	-	-	(4,316,534)	-	(4,316,534)
Issuance of common stock in an ATM offering	500,000	500	-	-	5,174,500	-	5,175,000
Issuance costs associated with an ATM offering	-	-	-	-	(389,763)	-	(389,763)
Net loss	-	-	-	-	-	(40,370,040)	(40,370,040)
Balance at December 31, 2022	21,667,250	$21,667	1,120,873	$1,121	$230,045,566	$(96,296,887)	$133,771,467
Stock-based compensation	1,958	2	-	-	4,901,432	-	4,901,434
Conversion of preferred to common stock	2,667,390	2,668	(266,739)	(267)	(2,401)	-	-
Employee stock purchases	33,850	33	-	-	202,812	-	202,845
Exercise of common stock options, net of shares withheld for exercise price	98,695	99	-	-	388,423	-	388,522
Exercise of common stock warrants	2,369	2	-	-	22,503	-	22,505
Issuance costs associated with private placement offering	-	-	-	-	(7,486)	-	(7,486)
Issuance of common stock in an ATM offering	1,034,500	1,035	-	-	14,999,216	-	15,000,251
Issuance costs associated with an ATM offering	-	-	-	-	(614,205)	-	(614,205)
Issuance of pre-funded warrants	-	-	-	-	50,000,000	-	50,000,000
Issuance costs associated with pre-funded warrants	-	-	-	-	(116,895)	-	(116,895)
Net loss	-	-	-	-	-	(63,779,116)	(63,779,116)
Balance at December 31, 2023	25,506,012	$25,506	854,134	$854	$299,818,965	$(160,076,003)	$139,769,322

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(63,779,116)	$(40,370,040)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	142,772	210,918
Stock-based compensation	4,901,434	4,638,205
Amortization of debt issuance costs and discount	241,752	395,757
PIK interest	1,810,584	455,074
Non-cash operating lease, net	4,368	(3,243)
Change in accrued interest income	(993,457)	(142,928)
Changes in operating assets and liabilities:
Other current assets	(3,438,018)	(5,526,381)
Accounts payable	2,430,614	1,077,080
Accrued expenses	4,866,814	3,257,387
Net cash used for operating activities	(53,812,253)	(36,008,171)

Cash flows from investing activities:
Proceeds from maturities of investments	309,614,521	-
Purchases of investments	(314,525,084)	(143,873,026)
Purchases of property and equipment	(97,644)	(158,768)
Net cash used for investing activities	(5,008,207)	(144,031,794)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	22,505	-
Proceeds from exercise of employee stock options	388,522	152,412
Proceeds from employee stock purchases	202,845	171,710
Proceeds from a private placement offering, net of discounts and offering costs	-	95,721,786
Proceeds from note payable, net of debt issuance and discount costs	-	19,509,037
Proceeds from an ATM offering, net of commission fees and offering costs	14,431,186	4,776,046
Proceeds from pre-funded warrants, net of offering costs	49,917,589	-
Payments for secondary registration statement costs	(45,805)	-
Payments for debt issuance costs	(2,716)	-
Payments for finance leases	(2,449)	(5,850)
Net cash provided by financing activities	64,911,677	120,325,141

Net change in cash and cash equivalents	6,091,217	(59,714,824)
Cash and cash equivalents:
Beginning of period	24,571,557	84,286,381
End of period	$30,662,774	$24,571,557

Supplemental disclosure of cash flow information:
Interest paid	$3,274,051	$1,255,280
Supplemental disclosures of non-cash investing and financing activities:
Deferred financing costs and offering and registration statement costs included in accounts payable	$56,414	$51,020
Property and equipment included in accounts payable	13,615	-

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company pursuing development for oncology. The Company’s lead therapeutic candidate is gedatolisib, a potent pan-PI3K and mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with HR+/HER2- advanced breast cancer is currently enrolling patients. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer, was initiated in the first quarter of 2024 and is currently enrolling patients. The Company’s CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Operating results for the year ended December 31, 2023 are not necessarily indicative of results to be expected for any future year.

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

Cash and Cash Equivalents

The Company maintains its accounts at two financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2023 and December 31, 2022, the Company had $30,662,774 and $24,571,557, respectively, in business checking accounts and money market funds that are considered cash equivalents and not insured by the Federal Deposit Insurance Corporation.

Investments

The Company maintains its investments in U.S. governmental agency securities and U.S. treasury bills and has classified them as held-to-maturity at the time of purchase. Held-to-maturity purchases are those securities in which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. The difference between the carrying value, which is based on cost, and the aggregate fair value of the held-to-maturity securities, was immaterial as of December 31, 2023. At December 31, 2023 and December 31, 2022, the Company had $149,919,974 and $144,015,954, respectively, of short-term investments.

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

Deferred Transaction Costs

Deferred transaction costs in 2022 primarily consist of legal fees that are capitalized as incurred and will be offset against the proceeds from future ATM offerings. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering will occur, any deferred transaction costs will be expensed. Total costs incurred, but not accounted for as a reduction in equity, were $0 and $33,195 as of December 31, 2023 and 2022, respectively.

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

The carrying values of cash equivalents, accounts payable, accrued expenses and other financial working capital items approximate fair value at December 31, 2023 and December 31, 2022, due to the short maturity nature of these items.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $60,594,005, for the year ended December 31, 2023 and $35,289,548, for the year ended December 31, 2022.

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the Company believes utilization of third-party reports most accurately reflects expenses incurred. As the current VIKTORIA-1 Phase 3 and CELC-G-201 Phase 1b/2 trials ramp up site activation and patient enrollment, the Company’s estimated expenses in future periods and actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

3. Liquidity

Based on the Company’s cash and cash equivalents and short-term investments on hand at December 31, 2023 of $30,662,774 and $149,919,974, respectively, the Company believes that its cash and short-term investments will be sufficient to fund the Company’s current operating plan through at least the next 12 months from the issuance date of this Annual Report.

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

The following table summarizes the potentially-dilutive shares excluded from the diluted weighted-average shares outstanding:

	December 31,
	2023	2022
Potentially-dilutive shares excluded from diluted weighted-average shares outstanding:
Preferred stock on an as-if-converted to common stock	8,541,340	11,208,730
Options to purchase common stock	2,815,392	1,976,586
Warrants to purchase common stock	7,263,733	7,266,102
Restricted common stock	1,958	3,273
Total	18,622,423	20,454,691

Pre-funded warrant shares of 5,747,787 are included in the computation of basic and diluted net loss per share for the year ended December 31, 2023, as the pre-funded warrants are issuable for nominal consideration.

In accordance with ASU 2021-04, for purposes of calculating basic and diluted net loss per share for the year ended December 31, 2022, the reported net loss was increased by approximately $272,000 related to the deemed dividend resulting from the amendment to the warrant agreement as further discussed in Note 10. This adjustment increased the basic and diluted net loss per share by $0.02 for the year ending December 31, 2022.

5. Investments

The following table summarizes the Company’s held-to-maturity investment securities at amortized cost as of December 31, 2023 and 2022:

	December 31, 2023
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$149,919,974	$30,995	$-	$149,950,969
Total	$149,919,974	$30,995	$-	$149,950,969

	December 31, 2022
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

Governmental Agency Securities	$46,230,893	$29,517	$-	$46,260,410
U.S. Treasury Notes	97,785,061	41,639	-	97,826,700
Total	$144,015,954	$71,156	$-	$144,087,110

The fair value of the Company’s held-to-maturity debt securities are determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and are classified as level 2 fair value instruments.

6. Other Current Assets

Other current assets consisted of the following at December 31:

	2023	2022
Current:
Prepaid clinical trial	$8,763,150	$5,656,737
Miscellaneous receivable	805,882	-
Other	281,364	351,073
Prepaid directors & officers’ insurance	157,453	173,416
Prepaid research & development	-	421,800
Total	$10,007,849	$6,603,026

7. Property and Equipment

Property and equipment consisted of the following at December 31:

	2023	2022

Furniture and equipment	$1,788,195	$1,676,935
Leasehold improvements	302,577	302,577
	2,090,772	1,979,512
Less: Accumulated depreciation	(1,861,990)	(1,719,218)
Total	$228,782	$260,294

Depreciation expense was $142,772 and $210,918 for the years ended December 31, 2023 and 2022, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2023	2022
Clinical trial costs	$6,464,772	$2,246,573
Accrued compensation	1,763,316	929,216
Other	641,512	845,524
Employee stock purchase plan	57,494	38,967
Total	$8,927,094	$4,060,280

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

In May 2018, the Company entered into a non-cancelable finance lease agreement for office equipment with a five-year term. The underlying assets are included in furniture and equipment. The lease contains a bargain purchase option at the end of the lease. The finance lease expired in May 2023 and the equipment was acquired for the bargain purchase option price.

When an implicit rate is not provided, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Supplemental balance sheet information consisted of the following at December 31, 2023:

Operating Lease
Right-of-use assets	$400,019

Operating lease liability	$410,872
Less: short term portion	(184,950)
Long term portion	$225,922

Maturity analysis under lease agreements consisted of the following as of December 31, 2023:

Operating Leases
2024	$213,537
2025	220,389
2026	74,170
Total minimum lease payments	508,096
Less: Present value discount	(97,224)
Present value of net minimum lease payments	$410,872

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	2.3 years	10.5%

Lease costs for the period ended December 31:

	2023	2022

Operating lease cost	$212,238	$197,767
Finance lease cost:
Amortization	2,411	5,786
Interest	4	39
Variable lease cost	101,957	81,077
	$316,610	$284,669

Supplemental cash flow information related to leases period ended December 31:

	2023	2022
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$308,914	$282,086
Operating cash outflow from finance leases	4	39
Financing cash outflow from finance leases	2,449	5,850
	$311,367	$287,975

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMO’s, and CRO’s. The Company currently has three Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Phase 1B study and the Expanded Access study, are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical study (VIKTORIA-1) and Phase 1b/2 clinical study (CELC-G-201) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2023, the Company had two material non-cancelable contractual commitment with respect to these arrangements, which totaled approximately $2.1 million.

10. Stockholders’ Equity

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

On March 31, 2023, one of the Company’s preferred shareholders elected to convert 25,000 shares of Series A Convertible Preferred Stock into 250,000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75.

On June 29, 2023, one of the Company’s preferred shareholders elected to convert 10,000 shares of Series A Convertible Preferred Stock into 100,000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75.

On September 21, 2023, one of the Company’s preferred shareholders elected to convert 25,000 shares of Series A Convertible Preferred Stock into 250,000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75.

On October 16, 2023, one of the Company’s preferred shareholders elected to convert 181,739 shares of Series A Convertible Preferred Stock into 1,817,390 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75.

On December 12, 2023, one of the Company’s preferred shareholders elected to convert 25,000 shares of Series A Convertible Preferred Stock into 250,000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75.

At December 31, 2023, the Company’s authorized capital stock consisted of 65,000,000 shares of common stock, of which 25,506,012 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 854,134 shares were outstanding. As of December 31, 2023, no dividends have been declared on the Company’s capital stock.

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

On December 1, 2023, pursuant to an Open Market Sale AgreementSM with Jefferies LLC, as agent, the Company sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15 million before deducting commissions and other offering expenses of $0.6 million.

Pre-Funded Warrants

On October 18, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to sell to the Investors in a private placement pre-funded warrants to purchase up to 5,747,787 shares of the Company’s common stock, par value $0.001 per share. Each Warrant to purchase one share has a purchase price of $8.699 per share, and an exercise price of $0.001 per share for the Common Stock issuable upon exercise of the Warrant.

The closing of the Private Placement occurred on October 20, 2023, and resulted in gross proceeds to the Company of approximately $50 million, before deducting offering expenses of approximately $0.1 million.

Each Warrant is immediately exercisable and will not expire. Under the terms of the Warrants, the Company may not effect the exercise of any such Warrant, and a holder will not be entitled to exercise any portion of any Warrant, if, upon giving effect to such exercise, the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates, other persons acting or who could be deemed to be acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of Common Stock would or could be aggregated with the holder’s or any of the holder’s affiliates for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) would exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is calculated in accordance with Section 13(d) of the Exchange Act and the applicable regulations of the Securities and Exchange Commission (the “Maximum Percentage”). A holder may reset the Maximum Percentage to a higher percentage (not to exceed 19.99%), effective 61 days after written notice to the Company, or a lower percentage, effective immediately upon written notice to the Company. Any such increase or decrease will apply only to that holder and not to any other holder of Warrants.

The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions.

Warrants

At December 31, 2023:

Issue Date	Expiration Date	# of Warrants Outstanding	Exercise Price	Offering
1/21/2016	1/14/2026	33,719	$7.56	private placement offering - issued to placement agent
5/2/2016	5/2/2026	21,530	$7.56	private placement offering - issued to placement agent
4/28/2017	4/28/2027	33,250	$8.42	private placement offering - issued to placement agent
5/17/2017	5/17/2027	15,365	$8.42	private placement offering - issued to placement agent
9/22/2017	9/22/2024	107,377	$9.50	purchasers of convertible notes
9/22/2017	9/19/2025	70,000	$10.45	IPO - issued to underwriter
4/8/2021	4/8/2031	26,042	$14.40	debt financing - issued to lender
12/9/2022	see below	6,956,450	$8.05	securities purchase agreement - issued to institutional and other accredited investors
10/18/2023	see above	5,747,787	$0.001	private placement offering - issued to investors
Total Warrants Outstanding		13,011,520

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

At December 31, 2023 and 2022, the Company had warrants to purchase 13,011,520 and 7,266,102 shares of common stock outstanding, at a weighted average exercise price of $4.53 and $8.12, respectively. A total of 2,369 and zero warrants were exercised in the years ended December 31, 2023 and 2022, respectively.

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

2017 Stock Incentive Plan

The 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”) was adopted by the Company’s board on September 6, 2017, became effective following the corporate conversion on September 15, 2017, and was approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The 2017 Plan was amended and approved by stockholders at the Company’s annual stockholder meeting on May 14, 2020. The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Plan. The number of shares reserved for issuance was automatically increased by 216,673 and 149,189 shares on January 1, 2023 and 2022, respectively and will increase automatically on January 1 of each of 2024 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. At the Annual Meeting held on May 12, 2021 and May 12, 2022, the stockholders approved a one-time, 500,000 increase each year for a total of 1,000,000 increase, to the number of shares reserved for issuance under the 2017 Plan. At the Annual Meeting held on May 11, 2023, the stockholders approved a one-time, 1,500,000 increase to the number of shares reserved for issuance under the 2017 Plan. The 2017 Plan provides for options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses. The exercise price of each option granted under the 2017 Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2017 Plan is ten years. The 2017 Plan is generally administered by the compensation committee of the Company’s board, which has the authority to interpret the 2017 Plan, grant awards and make all other determinations necessary for the administration of the 2017 Plan.

The following table summarizes the activity for all stock options outstanding for the years ended December 31:

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,976,586	$6.34	1,315,321	$11.97
Granted	1,003,298	10.69	843,797	7.64
Exercised	(98,695)	3.94	(29,597)	5.15
Forfeited	(65,797)	7.45	(152,935)	9.70
Balance at December 31:	2,815,392	$7.95	1,976,586	$6.34

Options exercisable at December 31:	1,524,731	$6.44	995,629	$5.91

Weighted Average Grant Date Fair Value for options granted during the period:		$7.48		$5.22

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2023:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
2,815,392	7.95	$7.95	$18,740,216	1,524,731	$6.44	$12,478,244

The Company recognized stock-based compensation expense for stock options of $4,716,475 and $4,415,415 for the years ended December 31, 2023 and 2022, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17,2022. The effect of this modification on stock-based compensation was $134,000 and $517,000 for the years ended December 31, 2023 and 2022, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $163,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect on stock-based compensation was $65,000 and $92,000 for the years ended December 31, 2023 and 2022, respectively. The effect on stock-based compensation over the remaining service period will be approximately $98,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect on stock-based compensation was $19,000 and $38,000 for the years ended December 31, 2023 and 2022, respectively. The effect on stock-based compensation over the remaining service period is not material.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the years ended December 31:

	2023	2022
Risk-free interest rate	3.41% - 4.86%	1.68% - 4.22%
Expected volatility	77.1% - 79.8%	76.2% - 79.6%
Expected life (years)	5.25 to 6.08	5.29 to 6.25
Expected dividend yield	0%	0%

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

The Company had 1,958 and 3,273 shares of restricted stock outstanding at December 31, 2023 and 2022, respectively, and 3,273 and 3,214 shares of restricted stock vested during the years ended December 31, 2023 and 2022, respectively. The Company recognized stock-based compensation expense for restricted stock of $18,499 and $41,431 for the years ended December 31, 2023 and 2022, respectively.

The total remaining shares available for grant under the Company’s 2017 Plan as of December 31, 2023 was 1,019,149.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized at December 31:

2024	$4,075,020
2025	2,770,901
2026	1,819,779
2027	906,379
Total estimated compensation cost to be recognized	$9,572,079

2017 Employee Stock Purchase Plan

The Company’s 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board on September 6, 2017 and approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company initially reserved a total of 100,000 shares for issuance under the ESPP. The number of shares reserved for issuance was automatically increased by 108,337 and 74,595 shares on January 1, 2023 and 2022, respectively and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of December 31, 2023 is 266,635.

The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The ESPP is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock-based compensation expense related to the ESPP of $166,460 and $181,359 for the years ended December 31, 2023 and 2022, respectively.

The Company recognized total stock-based compensation expense as follows for the years ended December 31:

	Years Ended
	December 31:
	2023	2022
Stock-based compensation expense in operating expenses:
Research and development	$2,700,318	$2,563,291
General and administrative	2,201,116	2,074,914
Total	$4,901,434	$4,638,205

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

On August 9, 2022, the Company amended the Loan Agreement. Under the amended Loan Agreement, Innovatus, as Lender, has agreed to loan up to $75 million, a $50 million increase from the original Loan Amount, in five tranches consisting of: (i) a $15 million term A loan that was funded on April 8, 2021 upon entering into the original Loan Agreement, (ii) a $20 million term B loan to be funded upon request of the Company no later than December 31, 2023, with such funding conditioned upon the closing of the Company’s $100 million private placement announced on May 16, 2022, (iii) a $10 million term C loan to be funded upon request of the Company no later than April 1, 2024, (iv) a $20 million term D loan to be funded upon request of the Company no later than November 1, 2024, and (v) a $10 million term E loan to be funded upon request of the Company no later than February 28, 2025. As of December 31, 2023, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022 following the closing of the $100 million private placement described above. Funding of the term C, D, and E loans are conditioned upon satisfaction of certain clinical trial milestones and certain financial covenants determined on a pro forma as-funded basis. In connection with the original and amended Loan Agreement and the funding of the first and second tranche of the Term Loans, the Company incurred debt issuance costs of approximately $1.1 million. The debt issuance costs and the debt discount are amortized to interest expense using the effective interest method over the life of the Term Loans. The carrying value of the debt approximates fair value as of December 31, 2023.

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

Long-term debt consisted of the following at December 31, 2023 and 2022:

	2023	2022
Note payable	$35,000,000	$35,000,000
Add: PIK interest (added to principal)	2,565,660	755,075
Less: unamortized debt issuance costs	(480,810)	(707,001)
Less: unamortized debt discount	(49,439)	(65,000)
Total long-term debt	$37,035,411	$34,983,074

Future principal payments are as follows:

Years Ending December 31,

2025	$14,087,122
2026	18,782,830
2027	4,695,708
Total	$37,565,660

13. Income Taxes

Following the conversion of Celcuity LLC to Celcuity Inc. on September 15, 2017, Celcuity Inc. began filing federal and state returns where required. No income tax benefit was recorded for the years 2023 and 2022, due to net losses and recognition of a valuation allowance. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ending December 31:

	2023	2022
Tax benefit at statutory federal rate	$(13,394,000)	$(8,478,000)
State income tax benefit, net of federal tax effect	(82,000)	(64,000)
Change in valuation allowance on deferred tax assets	13,542,000	9,543,000
Research & Development Credits	(550,000)	(1,347,000)
Other permanent items	484,000	346,000
Income tax benefits	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2023. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are at December 31:

	2023	2022
Deferred tax assets (liabilities):
Accrued expenses	$207,000	$103,000
Share-based compensation	2,141,000	1,419,000
Property and equipment	393,000	364,000
Right-of-use assets	(85,000)	(52,000)
Lease liability	87,000	53,000
IRC 174 Expenditures	13,900,000	3,326,000
Start-up expenditures	11,029,000	10,333,000
Net operating losses and tax credits	8,461,000	7,045,000
Valuation allowance	(36,133,000)	(22,591,000)
Net deferred tax assets	$-	$-

At December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $25.9 million and $0.7 million, respectively. The federal and state net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The federal net operating loss carryforwards starting in 2018 have no expiration. These deferred tax assets were subject to a full valuation allowance as of December 31, 2023 and December 31, 2022.

At December 31, 2023, the Company had federal and state research and development tax credit carryforwards resulting in deferred tax assets of approximately $2.0 million and $1.3 million, respectively. The federal and state credit carryforwards will begin to expire in the years ending December 31, 2038 and December 31, 2033, respectively. These deferred tax assets were subject to a full valuation allowance as of December 31, 2023 and December 31, 2022.

Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may limit in the future the amount of net operating loss carryforwards available to offset future taxable income.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more-likely-than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2023, and 2022, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Prior to the conversion, Celcuity was a limited liability company and therefore was taxed as a partnership for income tax purposes. Accordingly, no benefit for income taxes was recorded prior to the conversion.

For years prior to 2020, the Company is no longer subject to U.S. federal or state income tax examinations and remains open for the unutilized tax attributes as of December 31, 2023, carried forward from these years. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses.

14. Subsequent Event

In March 2024, an investor exercised 1,739,080 warrants at an exercise price of $8.05, which generated approximately $14 million in cash. The warrants were issued pursuant to a private placement that closed and was funded on December 9, 2022.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”) in Internal Control-Integrated Framework. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our system of internal control over financial reporting was effective as of such date.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to our designation as a small reporting company or SRC and Non-Accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes to our system of internal control over financial reporting during the three months ended December 31, 2023 and during the subsequent time period through the filing of this Annual Report that have materially affected, or are reasonably likely to materially affect, our system of controls over financial reporting.

ITEM 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

Brian F. Sullivan, age 62, is our co-Founder and has served as Chairman of the Board and Chief Executive Officer since we commenced operations in 2012. Mr. Sullivan has over 30 years of experience founding and building successful, high growth technology companies. He was Chairman and CEO of SterilMed, a medical device reprocessing company, from 2003, when he led an investment group to acquire a majority interest, until its sale to Ethicon Endo-Surgery Inc., a Johnson & Johnson company, for $330 million in 2011. Previously, he was co-founder and Chief Executive Officer of Recovery Engineering, a filtration company, which he took public and subsequently sold to Procter & Gamble for $265 million in 1999. Mr. Sullivan previously served on the board of directors of two publicly-held companies, Entegris, Inc. and Virtual Radiologic Inc. Mr. Sullivan has received nine U.S. patents and has several pending. He graduated magna cum laude with distinction from Harvard College with an A.B. in economics. Among other attributes, skills, and qualifications, the board of directors believes Mr. Sullivan is uniquely qualified to serve as a director based on his extensive operational and business development experience, and his knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.

Lance G. Laing, Ph.D., age 62, is our co-Founder and has served as Chief Science Officer, Vice President, Secretary and Director since we commenced operations in 2012. Dr. Laing’s career spans more than 20 years in drug discovery research and technology development. He received his doctorate in biophysics and biochemistry from The Johns Hopkins University and completed a National Institutes of Health post-doctoral fellowship at Washington University Medical School. He has received 24 U.S. patents and has several U.S. patents pending. His drug discovery research career began at Scriptgen/Anadys Pharmaceuticals (purchased by Novartis), where he worked under Professor Peter Kim, who became President of Merck Research. He also was Director of Chemistry and Bioapplications and Director of Detection Product Development for two companies that each developed instruments similar to those Celcuity uses to perform the CELsignia tests. His work at these two instrument companies gave him unique expertise and experience in developing a variety of patented applications for these instruments. Most recently, he served as an executive director for an international drug discovery and development company. Among other attributes, skills, and qualifications, the board of directors believes Dr. Laing is uniquely qualified to serve as a director based on his significant research, medical and scientific expertise.

Richard E. Buller, M.D., Ph.D., age 74, was appointed to Celcuity’s board of directors in December 2019. Dr. Buller has over 15 years of experience leading oncology clinical development and translational medicine departments at major pharmaceutical companies. He has participated in the development of 15 drugs and several companion diagnostics that received U.S. FDA approval. Dr. Buller most recently served as Head Oncology Clinical Development and Vice President of Translational Oncology at Pfizer, Inc, one of the world’s largest pharmaceutical companies, until he retired in 2016. He had previously served as Vice President of Translational Medicine at Exelixis, a leading biopharmaceutical company, where he led efforts to study patients selected by molecular testing for inclusion in their phase 2 and phase 3 clinical trials. He began his pharmaceutical company career at GlaxoSmithKline as Director of the Oncology Medicine Development Center. Prior to his leadership positions in drug development, he was Professor of Gynecologic Oncology at the University of Iowa, where he led laboratory research focused on identifying genomic variants involved in ovarian cancer. He received his M.D. from the Baylor College of Medicine, where he also received his Ph.D. in cell biology. Among other attributes, skills, and qualifications, the board of directors believes Dr. Buller is uniquely qualified to serve as a director based on his oncology drug and diagnostic development expertise.

David F. Dalvey, age 65, has served as a member of Celcuity’s board of directors since February 2014. Mr. Dalvey has more than 30 years of experience in the fields of corporate finance and venture capital, working primarily with growth-oriented technology and life-science businesses. He has over 10 years of corporate finance advisory experience with two national investment banks, completing over 150 individual transactions. He has been the General Partner of Brightstone Venture Capital, a venture capital management company, since September 2000. Brightstone is a 25-year old venture capital management company that has raised and managed ten venture partnerships. Previously, he held management positions with R.J. Steichen and Company, an investment bank, from 1995 to 2000, The Food Fund LP, a venture capital firm, from 1992 to 1995 and Wessels, Arnold & Henderson, an investment bank, from 1987 to 1992. Mr. Dalvey served on the board of directors for Navarre Corporation (now Speed Commerce, Inc.) from 2009 until November 2012, on the board of managers for Blue Rock Market Neutral Fund, a mutual fund registered under the Investment Company Act of 1940 from 2000 to 2014 and on the board of directors for Digitiliti, Inc. from July 2011 until October 2012. Mr. Dalvey has significant operational exposure as a board director or advisor to many other public and privately held growth businesses and has served on these companies’ audit, strategic or governance committees, including companies such as HomeSpotter, Definity Health, AppTec Laboratories, CHF Solutions, BiteSquad, Agiliti, and Nature Vision. Mr. Dalvey received a B.S. in Business/Management Economics from University of Minnesota. Among other attributes, skills, and qualifications, the board of directors believes Mr. Dalvey is uniquely qualified to serve as a director based on his leadership experience in operating both public and private companies and his experience working in the investment community and with investment firms enable him to bring valuable insight and knowledge to our board of directors.

Leo T. Furcht, M.D., age 77, was appointed to Celcuity’s board of directors in May 2019. Dr. Furcht is currently Allen-Pardee Professor of Cancer Biology and Head of the Department of Laboratory Medicine and Pathology at the University of Minnesota and a member of the Division of Molecular Pathology and Genomics. He served as Chairman of the Board of Directors for University of Minnesota Physicians, the Medical School practice plan with approximately 700 physicians, from 2004-2014. He was also the founding Director of the Biomedical Engineering Center from 1990-2001, where he led efforts to establish stem cell and molecular diagnostics expertise at the University of Minnesota. He has published more than 180 scientific papers and holds more than 30 patents in the fields of polypeptides, biomaterials, and adult stem cells. His business experience includes co-founding two medical technology companies, South Bay Medical, a medical device company that was acquired by Mentor Corporation, and Diascreen, a diagnostics company, which was later acquired by Chronimed. Among other attributes, skills, and qualifications, the board of directors believes Dr. Furcht is uniquely qualified to serve as a director based on his research in tumor cell behavior and extracellular matrix proteins, Head of the University of Minnesota’s Department of Laboratory Medicine and Pathology, and his experience in several biotechnology start-ups.

Polly A. Murphy, D.V.M., Ph.D., age 59, was appointed to Celcuity’s board of directors in September 2022. Dr. Murphy has served as Chief Business Officer at UroGen Pharma, Inc. since August 2020. Prior to that, Dr. Murphy served in various leadership roles at Pfizer, Inc. from September 2008 to August 2020, including as Vice President and Head of Early Commercial Development, Pfizer Oncology Business Unit from January 2019 to August 2020, Vice President and Head of Global Marketing and Commercial Development, Pfizer Oncology Business Unit from June 2017 to December 2018, and as Vice President and Head of Strategy and Business Development for Pfizer China from November 2013 to May 2018. Since August 2020, Dr. Murphy as served on the board of directors of Atea Pharmaceuticals, Inc., a publicly held company. Dr. Murphy received her D.V.M. and Ph.D. from Iowa State University and her M.B.A. from Nova Southeastern University. Among other attributes, skills, and qualifications, the board of directors believes Dr. Murphy is uniquely qualified to serve as a director based on her significant medical and scientific expertise and experience in the pharmaceutical industry in business development and commercialization.

Richard J. Nigon, age 76, is currently Senior Vice President of Cedar Point Capital, LLC., a private company that raises capital for early-stage companies, where he has served since 2007. Mr. Nigon has also been a board member for Northern Technologies International Corp. since February 2010, including its non-executive Chairman of the board of directors since November 2012. Mr. Nigon also serves as a director of several private companies. Mr. Nigon previously served as a board member for Tactile Systems Technology from September 2012 to May 2022, Vascular Solutions, Inc. from November 2000 to February 2017, when it was acquired by Teleflex, Incorporated and as a board member for Virtual Radiologic Corporation from May 2007 until it was acquired in July 2010. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements of Stifel Nicolaus until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he served as a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young’s Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly-traded companies in the consumer retailing and manufacturing sectors. Among other attributes, skills, and qualifications, the board of directors believes Mr. Nigon is qualified to serve as a director because of his extensive public accounting and auditing experience, including particular experience with emerging growth companies. The board of directors also believes that Mr. Nigon will bring to the board of directors a strong background in financial controls and reporting, financial management, financial analysis, SEC reporting requirements and mergers and acquisitions. His strategic planning expertise gained through his management and leadership roles at private investment firms also makes him well-suited to serve as a member of the board of directors.

Executive Officers

Information regarding our Chief Executive Officer, Brian F. Sullivan, and our Chief Science Officer, Lance G. Laing, PhD., is included above under the heading “Directors”.

Vicky Hahne, age 57, joined as our Chief Financial Officer in July 2017. She has more than 25 years of financial leadership experience, including the most recent 15 years in the healthcare industry. Prior to joining Celcuity, Ms. Hahne served as Controller of Respiratory Technologies Inc., a medical device manufacturer, from 2015 to 2017. While at Respiratory Technologies, she played a key role in the due diligence process to sell the company to Koninklijke Philips. In 2014, she served as Controller for Ability Network Inc., a healthcare information technology company. From 2007 to 2012, Ms. Hahne served as Controller of SterilMed Inc., a medical device reprocessing company, where she was significantly involved in the sale of the company to Johnson & Johnson. Prior to these roles, Ms. Hahne held several senior financial positions at SimonDelivers Inc., including Chief Financial Officer. Ms. Hahne has extensive experience in early stage, high growth companies with responsibilities including financial controls and stewardship, financial analysis, mergers and acquisitions, building infrastructure and systems. She received a B.S. degree in Finance and Accounting from Northern State University and received her CPA certificate in 1990.

Corporate Governance

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. In addition, our CEO, CFO and other senior financial officers of the company are subject to a Code of Ethical Business Conduct for Senior Financial Officers. These Codes are available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.celcuity.com. We intend to disclose on our website any amendments or waivers to these Codes that are required to be disclosed by SEC or Nasdaq rules.

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

Dated: March 27, 2024	CELCUITY INC.

	By	/s/ Brian F. Sullivan
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

Signature	Title	Date
/s/ Brian F. Sullivan	Chairman and Chief Executive Officer	March 27, 2024
Brian F. Sullivan	(Principal Executive Officer)

/s/ Vicky Hahne	Chief Financial Officer	March 27, 2024
Vicky Hahne	(Principal Financial and Accounting Officer)

/s/ Lance G. Laing	Chief Science Officer, Vice President and Secretary, and	March 27, 2024
Lance G. Laing	Director

/s/ Richard E. Buller	Director	March 27, 2024
Richard E. Buller

/s/ Dave F. Dalvey	Director	March 27, 2024
Dave F. Dalvey

/s/ Leo T. Furcht	Director	March 27, 2024
Leo T. Furcht

/s/ Polly A. Murphy	Director	March 27, 2024
Polly A. Murphy

/s/ Richard J. Nigon	Director	March 27, 2024
Richard J. Nigon

EXHIBIT INDEX

CELCUITY INC.

FORM 10-K

Exhibit No.	Description

2.1	Form of Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

3.1	Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 7, 2023).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

4.2*	Description of Registered Securities.

4.3	Form of Warrant to Purchase Units of Membership Interest issued by Celcuity LLC to Cedar Point Capital, LLC, as placement agent of membership units and unsecured convertible promissory notes of Celcuity LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

4.4	Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.5	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.6	First Amendment to Representative’s Warrant, dated September 13, 2022, between Celcuity Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.7	Form of Warrant issued by Celcuity Inc. to Innovatus Life Sciences Lending Fund I, LP in connection with the Loan and Security Agreement dated April 8, 2021 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.8	Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.9	Form of Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

4.10	Form of Pre-Funded Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.1+	Celcuity Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.2+	Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2020).

10.3+	Amendment to the Celcuity Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2023).

10.4+	Form of Stock Option Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.5+	Form of Restricted Stock Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.6+	Form of Restricted Stock Unit Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.7+	Form of Stock Appreciation Rights Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.8+	Celcuity LLC 2012 Equity Incentive Plan, adopted August 10, 2012, as amended by First Amendment to the Celcuity LLC 2012 Equity Incentive Plan, adopted November 12, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.9+	Form of Incentive Plan Unit Option Agreement pursuant to the Celcuity LLC 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.10	Commercial Lease, dated September 28, 2017, between West Glen Development I, LLC and Celcuity, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

10.11	Commercial Lease, First Amendment to Lease, dated July 28, 2020, between West Glen Development I, LLC and Celcuity Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.12	Commercial Lease, Second Amendment to Lease, dated July 19, 2021, between West Glen Development I, LLC and Celcuity Inc. (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.13	Commercial Lease, Third Amendment to Lease, dated July 27, 2022, by and between Celcuity Inc. and West Glen Development I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.14	Commercial Lease, Fourth Amendment to Lease, dated March 13, 2023, by and between Celcuity Inc. and West Glen Development I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

10.15	Clinical Trial Agreement, dated May 8, 2017, between NSABP Foundation, Inc. and Celcuity LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.16	Clinical Trial Agreement, Amendment No. 1, between NSABP Foundation, Inc and Celcuity Inc., dated October 15, 2020 (incorporated by reference Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2021).

10.17+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Brian F. Sullivan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.18+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Lance G. Laing (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.19+	Confidentiality, Non-Compete and Proprietary Rights Agreement, dated May 17, 2017, between Celcuity LLC and Vicky Hahne (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.20	Form of Indemnification Agreement between Celcuity Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.21†	License Agreement, dated April 8, 2021, by and between the Company and Pfizer, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.22†	Amendment to License Agreement, dated May 6, 2021, by and between the Company and Pfizer, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.23	Open Market Sale AgreementSM, dated February 4, 2022, by and between Celcuity Inc., and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

10.24	Securities Purchase Agreement, dated May 15, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.25	Registration Rights Agreement, dated May 15, 2022, by and among the Registrant and the Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.26	Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.27	The First Amendment to Loan and Security Agreement, dated August 9, 2022, by and among the Company and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.28	Securities Purchase Agreement, dated October 18, 2023, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.29	Registration Rights Agreement, dated October 18, 2023, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

23.1*	Consent of Boulay PLLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of principal executive officer required by Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Rule 13a-14(a).

32.1**	Section 1350 Certification of principal executive officer.

32.2**	Section 1350 Certification of principal financial officer.

97*	Celcuity Inc. Policy for the Recoupment of Erroneously Awarded Compensation.

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended December 31, 2023, formatted, in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan.

† Certain portions have been omitted from this exhibit.

