Form 10-Q
period 2024-03-31
Celcuity Inc.
filed 2024-05-15
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On May 8, 2024 there were 31,230,085 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$31,214,741	$30,662,774
Investments	146,447,843	149,919,974
Other current assets	9,860,535	10,007,849
Total current assets	187,523,119	190,590,597
Property and equipment, net	306,024	228,782
Operating lease right-of-use assets	351,911	400,019
Total Assets	$188,181,054	$191,219,398
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$5,276,690	$5,076,699
Operating lease liabilities	181,882	184,950
Accrued expenses	11,237,509	8,927,094
Total current liabilities	16,696,081	14,188,743
Operating lease liabilities	182,079	225,922
Note payable, non-current	37,566,230	37,035,411
Total Liabilities	54,444,390	51,450,076
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 505,277 and 854,134 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	505	854
Common stock, $0.001 par value: 65,000,000 shares authorized; 30,773,895 and 25,506,012 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	30,774	25,506
Additional paid-in capital	315,393,843	299,818,965
Accumulated deficit	(181,688,458)	(160,076,003)
Total Stockholders’ Equity	133,736,664	139,769,322
Total Liabilities and Stockholders’ Equity	$188,181,054	$191,219,398

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2024	2023

Operating expenses:

Research and development	$20,647,559	$11,278,493
General and administrative	1,846,276	1,269,044
Total operating expenses	22,493,835	12,547,537
Loss from operations	(22,493,835)	(12,547,537)

Other income (expense)
Interest expense	(1,400,712)	(1,242,012)
Interest income	2,282,092	1,851,132
Other income, net	881,380	609,120
Net loss before income taxes	(21,612,455)	(11,938,417)
Income tax benefits	-	-
Net loss	$(21,612,455)	$(11,938,417)

Net loss per share, basic and diluted	$(0.64)	$(0.55)

Weighted average common shares outstanding, basic and diluted	33,612,054	21,680,877

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2024

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	25,506,012	$25,506	854,134	$854	$299,818,965	$(160,076,003)	$139,769,322
Stock-based compensation	-	-	-	-	1,331,346	-	1,331,346
Exercise of common stock warrants, net of shares withheld for exercise price	1,742,763	1,742	-	-	14,007,409	-	14,009,151
Exercise of common stock options, net of shares withheld for exercise price	36,550	37	-	-	239,263	-	239,300
Conversion of preferred to common stock	3,488,570	3,489	(348,857)	(349)	(3,140)	-	-
Net loss	-	-	-	-	-	(21,612,455)	(21,612,455)
Balance at March 31, 2024 (unaudited)	30,773,895	$30,774	505,277	$505	$315,393,843	$(181,688,458)	$133,736,664

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2023

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

See accompanying notes to the financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,612,455)	$(11,938,417)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	29,557	43,938
Stock-based compensation	1,331,346	1,273,282
Amortization of debt issuance costs and discount	65,309	57,004
PIK interest	465,510	438,184
Non-cash operating lease, net	1,197	438
Change in accrued interest income	(153,845)	(1,697,811)
Changes in operating assets and liabilities:
Other current assets	268,849	(15,809)
Accounts payable	237,992	(8,545)
Accrued expenses	2,298,379	(1,020,102)
Net cash used for operating activities	(17,068,161)	(12,867,838)

Cash flows from investing activities:
Purchases of investments	(121,435,343)	(3,125,462)
Proceeds from maturities of investments	125,061,320	25,000,000
Purchases of property and equipment	(89,676)	(6,987)
Net cash provided by investing activities	3,536,301	21,867,551

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	14,009,151	-
Proceeds from exercise of employee stock options	131,090	127,922
Payments for secondary registration statement costs	(56,414)	(55,789)
Payments for debt issuance costs	-	(2,716)
Payments for finance leases	-	(1,469)
Net cash provided by financing activities	14,083,827	67,948
Net change in cash and cash equivalents	551,967	9,067,661

Cash and cash equivalents:
Beginning of period	30,662,774	24,571,557
End of period	$31,214,741	$33,639,218

Supplemental disclosure of cash flow information:
Interest paid	$869,893	$746,824
Supplemental disclosures of non-cash investing and financing activities:
Offering and registration statement costs included in accounts payable	$13,325	$2,402
Property and equipment included in accounts payable	18,702	-
Property and equipment included in accrued expenses	12,036	-
Exercise of stock options pending receipt of cash proceeds	108,210	-

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three Months Ended March 31, 2024 and 2023)

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

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

The following table summarizes the potentially-dilutive shares excluded from the diluted weighted-average shares outstanding:

	March 31,
	2024	2023

Preferred stock on an as-if-converted to common stock basis	5,052,770	10,958,730
Options to purchase common stock	3,049,387	2,068,458
Warrants to purchase common stock	5,517,725	7,266,102
Restricted common stock	1,958	3,273
	13,621,840	20,296,563

Pre-funded warrant shares of 5,747,787 and zero are included in the computation of basic and diluted net loss per share for the periods ended March 31, 2024, and March 31, 2023, respectively, as the pre-funded warrants are exercisable for nominal consideration.

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

The following tables summarize the Company’s held-to-maturity investment securities at amortized cost as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$146,447,843	$-	$(2,059)	$146,445,784
Total	$146,447,843	$-	$(2,059)	$146,445,784

	December 31, 2023
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$149,919,974	$30,995	$-	$149,950,969
Total	$149,919,974	$30,995	$-	$149,950,969

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

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMO’s, and CRO’s. The Company currently has three Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Phase 1B and the Expanded Access studies are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical study (VIKTORIA-1) and Phase 1b/2 clinical study (CELC-G-201) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of March 31, 2024, the Company had two material non-cancelable contractual commitments with respect to these arrangements, which totaled approximately $2.0 million.

6. Stockholders’ Equity

Capital Stock

At December 31, 2023, the Company’s authorized capital stock consisted of 65,000,000 shares of $.001 par value common stock, of which 25,506,012 shares were outstanding, and 2,500,000 shares of $.001 par value preferred stock, of which 854,134 shares were outstanding.

On January 15, 2024, one of the Company’s preferred shareholders elected to convert 224,244 shares of Series A Convertible Preferred Stock into 2,242,440 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

On March 14, 2024, one of the Company’s preferred shareholders elected to convert 50,000 shares of Series A Convertible Preferred Stock into 500,000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

On March 15, 2024, one of the Company’s investors exercised 1,739,080 of common stock warrants at an exercise price of $8.05, which generated approximately $14 million in cash. The warrants were issued pursuant to the Securities Purchase Agreement dated May 15, 2022, that closed and was funded on December 9, 2022. Additional common stock warrants of 3,683 from several investors were exercised, which generated approximately $9,000 in cash in the first quarter of 2024. The 3,683 common stock warrants were net of shares withheld for exercise price.

On March 19, 2024, one of the Company’s preferred shareholders elected to convert 43,913 shares of Series A Convertible Preferred Stock into 439,130 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

On March 26, 2024, one of the Company’s preferred shareholders elected to convert 30,700 shares of Series A Convertible Preferred Stock into 307,000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

At March 31, 2024, the Company’s authorized capital stock consisted of 65,000,000 shares of common stock, of which 30,773,895 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 505,277 shares were outstanding. As of March 31, 2024, no dividends have been declared on the Company’s capital stock.

7.  Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the three months ended March 31:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,815,392	$7.95	1,976,586	$6.34
Granted	285,795	15.29	119,985	11.36
Exercised	(36,550)	6.55	(24,122)	5.30
Forfeited	(15,250)	9.05	(3,991)	6.55
Balance at March 31	3,049,387	$8.65	2,068,458	$6.65

Options exercisable at March 31:	1,569,614	$6.55	1,114,767	$5.91

Weighted Average Grant Date Fair Value for options granted during the period:		$10.53		$7.81

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
3,049,387	7.95	$8.65	$39,506,833	1,569,614	$6.55	$23,646,843

The Company recognized stock-based compensation expense for stock options of $1,290,193 and $1,222,328 for the three months ended March 31, 2024 and 2023, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17, 2022. The effect of this modification on stock-based compensation was $26,719 and $39,612 for the three months ending March 31, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $137,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect of this modification on stock-based compensation was $15,764 and $16,924 for the three months ended March 31, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $82,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect of this modification on stock-based compensation was $696 and $7,108 for the three months ended March 31, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be $0.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the three months ended March 31:

	2024	2023
Risk-free interest rate	3.94% - 4.33%	3.64% - 4.14%
Expected volatility	76.1%	79.8%
Expected life (years)	5.25 to 6.08	5.25 to 6.08
Expected dividend yield	0%	0%

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

No restricted stock awards were granted during the three months ended March 31, 2024 and 2023. The Company had 1,958 and 3,273 shares of restricted stock outstanding as of March 31, 2024 and 2023, respectively, and 0 shares of restricted stock vested during the three months ended March 31, 2024 and 2023. The Company recognized stock-based compensation expense for restricted stock of $4,849 and $4,642 for the three months ended March 31, 2024 and 2023, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,998, 149,189, 216,673, and 255,060 shares on January 1, 2021, 2022, 2023, and 2024, respectively, and will increase automatically on January 1 of each year from 2025 through 2028 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year.

At the annual meeting held on May 12, 2021 and May 12, 2022, the stockholders approved a one-time, 500,000 increase each year for a total of 1,000,000 increase, to the number of shares reserved for issuance under the 2017 Plan. At the Annual Meeting held on May 11, 2023, the stockholders approved a one-time, 1,500,000 increase to the number of shares reserved for issuance under the 2017 Plan. The total remaining shares available for grant under the Company’s 2017 Plan as of March 31, 2024 was 1,003,414.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized at March 31, 2024:

2024	$3,661,229
2025	3,483,405
2026	2,496,276
2027	1,501,013
2028	48,146
Total estimated compensation cost to be recognized	$11,190,069

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $36,304 and $46,312 for the three months ended March 31, 2024 and 2023, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,499, 74,594, 108,337, and 127,530 shares on January 1, 2021, 2022, 2023, and 2024, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of March 31, 2024 was 394,165.

The Company recognized total stock-based compensation expense as follows for the three months ended March 31:

	Three Months Ended
	March 31,
	2024	2023
Stock-based compensation expense in operating expenses:
Research and development	$832,180	$654,471
General and administrative	499,166	618,811
Total	$1,331,346	$1,273,282

8. Debt

On April 8, 2021, the Company entered into a loan and security agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”) in its capacity as Collateral Agent and sole Lender. On August 9, 2022, the Company amended the Loan Agreement. Under the amended Loan Agreement, Innovatus, as Lender, has agreed to loan up to $75 million, a $50 million increase from the original Loan Amount. As of March 31, 2024, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022. On March 29, 2024, the Company entered into a second amendment to its existing Loan Agreement to extend the date through which the Company may draw on the Term C Loan from April 1, 2024 to June 1, 2024. Other than as set forth in the second amendment, the amended Loan Agreement shall continue in full force and effect without alteration or amendment.

Long-term debt consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Note payable	$35,000,000	$35,000,000
Add: PIK interest (added to principal)	3,031,170	2,565,660
Less: unamortized debt issuance costs	(419,921)	(480,810)
Less: unamortized debt discount	(45,019)	(49,439)
Total long-term debt	$37,566,230	$37,035,411

Future principal payments, including the incurred PIK interest, are as follows:

Years Ending December 31,

2025	$14,261,689
2026	19,015,585
2027	4,753,896
Total	$38,031,170

9. Subsequent Event

Subsequent to March 31, 2024, pursuant to an Open Market Sale AgreementSM with Jefferies LLC, as agent, the Company sold 435,414 shares of common stock at an average selling price of $ 17.55 per share, generating gross proceeds of $7.6 million before deducting commissions and other offering expenses of $0.2 million.
13

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024, and the cautionary statements elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

As of March 31, 2024, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Four patients from this study continue to receive study treatment, as of March 31, 2024, each of whom have received study treatment for more than five years. The B2151009 clinical was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

High objective overall response rates (ORR) were observed in all four expansion arms and were comparable in each arm for PIK3CA WT and PIK3CA MT patients. As of the data cut-off date, March 16, 2023, for treatment- naïve patients in Escalation Arm A and Expansion Arm A (n=41), median progression free survival (mPFS) was 48.6 months, median duration of response (mDOR) was 46.9 months, and ORR was 79%, respectively. This data compares favorably to published data for current first-line standard-of-care treatments for patients with HR+/HER2-advanced breast cancer. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), ORR (including unconfirmed partial responses) ranged from 36% to 77%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than ORR from either the PALOMA-2 (ORR=55%) study that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all enrolled patients, a clinical benefit rate (CBR) of ≥ 79% was observed. Median progression-free survival (PFS)was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D).

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

We received approval from the FDA in mid-2023 to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. We have since initiated a Phase 1b/2 study (CELC-G-201) that will enroll up to 54 participants with mCRPC who progressed after treatment with an androgen receptor inhibitor. We dosed our first patient in this trial in February 2024.

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

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended March 31, 2024 and 2023, we reported a net loss of approximately $21.6 million and $11.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $181.7 million. As of March 31, 2024, we had cash and cash equivalents and short-term investments of approximately $177.7 million.

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we initiated a Phase 3 clinical trial, VIKTORIA-1, in 2022 to support potential regulatory approval to market gedatolisib. In August 2023, we announced plans to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. If we obtain regulatory approvals to market gedatolisib, we expect to initially generate revenue from sales of the drug for the treatment of breast cancer patients. Additionally, we will seek to generate revenue from partnership agreements with pharmaceutical companies to provide companion diagnostics for such pharmaceutical partners’ existing or investigational targeted therapies. If a new drug indication is received that requires use of our companion diagnostic to identify eligible patients, we expect to generate revenues from sales of tests to treating physicians.

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

Internal and external research and development costs are expensed as they are incurred. As we continue development of gedatolisib and manage studies and clinical trials, including the VIKTORIA-1 Phase 3 trial, the CELC-G-201 Phase 1b/2 trial, and other clinical trials to evaluate the efficacy of targeted therapies in cancer patients selected with one of our CELsignia tests, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our first drug, gedatolisib, managing the VIKTORIA-1 Phase 3 and CELC-G-201 Phase 1b/2 trials, and developing our CELsignia platform and corresponding CELsignia tests. We would expect to begin to incur increased sales and marketing expenses in anticipation of the commercialization of our first drug, gedatolisib, and CELsignia tests. These increased expenses are expected to include employee-related and consulting costs.

Interest Expense

Interest expense is primarily due to a Loan Agreement and finance lease obligations.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,		Increase (Decrease)
	2024	2023	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$20,647,559	$11,278,493	$9,369,066	83%
General and administrative	1,846,276	1,269,044	577,232	45
Total operating expenses	22,493,835	12,547,537	9,946,298	79
Loss from operations	(22,493,835)	(12,547,537)	(9,946,298)	79

Other income (expense)
Interest expense	(1,400,712)	(1,242,012)	(158,700)	13
Interest income	2,282,092	1,851,132	430,960	23
Other income (expense), net	881,380	609,120	272,260	45
Net loss before income taxes	(21,612,455)	(11,938,417)	(9,674,038)	81
Income tax benefits	-	-	-	-
Net loss	$(21,612,455)	$(11,938,417)	$(9,674,038)	81%

Research and Development

Our research and development expenses for the three months ended March 31, 2024 were approximately $20.7 million, representing an increase of approximately $9.4 million, or 83%, compared to the same period in 2023. Of the $9.4 million increase in research and development expense, $1.5 million was related to increased employee and consulting expenses. The remaining $7.9 million increase of research and development costs are primarily related to costs supporting activities for the VIKTORIA-1 and CELC-G-201 pivotal trials.

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

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2024 were approximately $1.8 million, representing an increase of approximately $0.5 million, or 45%, compared to the same period in 2023. Of the $0.5 million increase in general and administrative expense, $0.3 million was related to increased employee and consulting expenses. The remaining $0.2 million of the $0.5 million increase resulted from professional fees and other administrative expenses.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib and CELsignia tests, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and other compliance matters.

Interest Expense

Interest expense for the three months ended March 31, 2024 was $1.4 million and represents an increase of $0.2 million compared to the same period in 2023. Interest expense is the result of a Loan Agreement that was executed in April 2021 and amended in August 2022 and March 2024. The increase is due to the increase in prime interest rates. The $1.4 million of interest expense includes $0.5 million of non-cash interest expense.

Interest Income

Interest income for the three months ended March 31, 2024 was $2.3 million and represents an increase of $0.4 million compared to the same period in 2023. The increase was primarily the result of higher market interest rates and the closing of additional financing activities, leading to higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through March 31, 2024, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through March 31, 2024, we raised an aggregate of approximately $303.7 million of net proceeds through sales of our securities, and as of March 31, 2024 had $35.0 million of borrowings under loan agreements. In March 2024, an investor exercised 1,739,080 warrants at an exercise price of $8.05, which generated approximately $14 million in cash. The warrants were issued pursuant to a previously reported private placement that closed and was funded on December 9, 2022. Subsequent to March 31, 2024, pursuant to an Open Market Sale AgreementSM with Jefferies LLC, as agent, the Company sold 435,414 shares of common stock at an average selling price of $ 17.55 per share, generating gross proceeds of $7.6 million before deducting commissions and other offering expenses of $0.2 million. As of March 31, 2024, our cash and cash equivalents and short-term investments were approximately $31.2 million and $146.5 million, respectively, and we had an accumulated deficit of approximately $181.7 million.

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

Open Market Sale AgreementSM. On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. On December 1, 2023, pursuant to this agreement, the Company sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15 million ($14.4 million net of commissions and offering expenses). At March 31, 2024, $29.8 million of common stock remains available for sale under the Jefferies agreement.

Innovatus Loan Agreement. On April 8, 2021, we entered into a Loan Agreement with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), under which Innovatus agreed to loan up to $25 million in three tranches consisting of (i) a $15.0 million non-contingent Term A loan that was funded on April 8, 2021, (ii) a $5 million Term B loan with a deadline of March 31, 2022, and (iii) a $5 million Term C loan to be funded upon our request, subject to our ability to achieve certain milestones, no later than March 31, 2023. On August 9, 2022, the Company amended the Loan Agreement with Innovatus to provide for up to $75 million in term loans. As of March 31, 2024, term loans totaling $35 million are outstanding under the Loan Agreement, including the initial Term A loan of $15 million which was funded on April 8, 2021, and a $20 million Term B loan which was funded on December 22, 2022 following the closing of the $100 million private placement described above. Additionally, the Company will be able to draw on two additional tranches of $10 million and one additional tranche of $20 million upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches. On March 29, 2024, the Company entered into a Second Amendment to Loan Agreement with Innovatus in order to extend the date through which the Company may draw on the Term C loan from April 1, 2024 to June 1, 2024. Other than as set forth in the Second Amendment to Loan Agreement, the amended Loan Agreement shall continue in full force and effect without alteration or amendment.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, manage the VIKTORIA-1 Phase 3 and CELC-G-201 Phase 1b/2 trials, conduct research related to the discovery of new cancer sub-types, conduct other studies and clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib and our CELsignia tests. We expect to use cash on hand, together with the funds to be received under the debt and equity financings described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31:

	2024	2023

Net cash provided by (used in):
Operating activities	$(17,068,161)	$(12,867,838)
Investing activities	3,536,301	21,867,551
Financing activities	14,083,827	67,948
Net increase (decrease) in cash and cash equivalents	$551,967	$9,067,661

Operating Activities

Net cash used in operating activities was approximately $17.1 million for the three months ended March 31, 2024 and consisted primarily of a net loss of approximately $21.6 million, offset by working capital changes of $2.8 million and non-cash expense items of approximately $1.7 million. Non-cash expense items of approximately $1.7 million primarily consisted of $1.3 million of stock-based compensation expense and net non-cash interest of $0.4 million. The approximately $2.8 million of working capital changes was primarily due to increases in accrued expenses and accounts payable and a decrease in other current assets. The net cash used in operating activities was approximately $12.9 million for the three months ended March 31, 2023 and consisted primarily of a net loss of approximately $11.9 million and working capital changes of $1.0 million, offset by non-cash expense items of $0.1 million. Non-cash expense items of approximately $0.1 million primarily consisted of $1.3 million of stock-based compensation expense and non-cash interest expense of $0.5 million, offset by $1.7 million of non-cash interest income. The approximately $1.0 million of working capital changes was primarily due to a decrease in accrued expenses.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was approximately $3.5 million and consisted primarily of net proceeds from maturities of short-term investments in government securities (U.S. Treasury Bills), partially offset by $0.1 million purchases of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2023 was approximately $21.9 million and consisted of net proceeds from maturities of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities) and minimal purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $14.1 million and primarily consisted of proceeds from the exercise of common stock warrants and the exercise of employee stock options, slightly offset by payments for secondary registration costs. The net cash provided by financing activities for the three months ended March 31, 2023 was minimal and primarily consisted of the exercise of employee stock options offset by payments for secondary registration and debt issuance costs.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations with respect to our competitive advantages, including the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments; (iii) our expectations regarding the timeline of patient enrollment and results from clinical trials, including our existing Phase 3 VIKTORIA-1 clinical trial and Phase 1b/2 study and clinical trial for gedatolisib; (iv) our expectations regarding our ability to obtain FDA approval to commercialize gedatolisib; (v) our expectations with respect to the development, validation, required approvals, costs and timelines of gedatolisib and our CELsignia tests; (vi) our plans with respect to research and development and related expenses for the foreseeable future; (vii) our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer with respect to gedatolisib; (viii) the future payments that may be owed to Pfizer under the license agreement; (ix) our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests; (x) our revenue expectations; (xi) our expectations regarding business development activities, including collaborations with pharmaceutical companies; (xii) our expectations as to the use of proceeds from our recent financing activities; (xiii) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company; and (xiv) our plans with respect to potentially raising capital.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; our potential inability to develop, validate and commercialize gedatolisib on a timely basis or at all; the uncertainties and costs associated with clinical studies and with developing and commercializing biopharmaceuticals; the complexity and difficulty of demonstrating the safety and sufficient magnitude of benefit to support regulatory approval of gedatolisib and other products we may develop; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELsignia tests; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELsignia tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; tightening credit markets and limitations on access to capital; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, we issued 3,683 shares of common stock upon the exercise of previously issued warrants as follows:

●	1,006 shares were issued pursuant to the exercise of warrants at an exercise price of $9.50 per share, resulting in cash proceeds of approximately $9,000; and
●	2,677 shares were issued pursuant to the exercise of 5,922 warrants in a cashless exercise whereby 3,245 shares with a value of $17.34 per share were used to settle the exercise price and the remaining 2,677 shares were issued to the warrant holders.

The shares were issued pursuant to exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.3*	Form of Amendment to Placement Agent’s Warrants, dated February 13, 2024.

4.4	Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.5*	Form of Amendment to Warrants to Purchase Shares of Common Stock, dated February 13, 2024.

4.6	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.7

First Amendment to Representative’s Warrant, dated September 13, 2022, between Celcuity Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.8

Form of Warrant issued by Celcuity Inc. to Innovatus Life Sciences Lending Fund I, LP in connection with the Loan and Security Agreement dated April 8, 2021(incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.9	Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer, Inc., (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.10	Form of Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

4.11

Form of Pre-Funded Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated October 18, 2023(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.1*+	Amendment to Form of Stock Option Agreement pursuant to Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan..

10.2*+	Form of Non-Qualified Stock Option Transfer Agreement pursuant to Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan..

10.3	Second Amendment to Loan and Security Agreement, dated March 29, 2024 by and among the Company and Innovatus Life Sciences Lending Fund I, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2024	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

