Form 10-Q
period 2024-06-30
Celcuity Inc.
filed 2024-08-14
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 7, 2024 there were 37,028,733 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$30,458,800	$30,662,774
Investments	252,609,622	149,919,974
Other current assets	8,862,940	10,007,849
Total current assets	291,931,362	190,590,597
Property and equipment, net	308,444	228,782
Operating lease right-of-use assets	305,179	400,019
Total Assets	$292,544,985	$191,219,398
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$6,203,132	$5,076,699
Operating lease liabilities	178,587	184,950
Accrued expenses	13,146,769	8,927,094
Total current liabilities	19,528,488	14,188,743
Operating lease liabilities	138,533	225,922
Note payable, non-current	96,193,172	37,035,411
Total Liabilities	115,860,193	51,450,076
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 317,577 and 854,134 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	318	854
Common stock, $0.001 par value: 65,000,000 shares authorized; 37,014,751 and 25,506,012 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	37,015	25,506
Additional paid-in capital	382,057,737	299,818,965
Accumulated deficit	(205,410,278)	(160,076,003)
Total Stockholders’ Equity	176,684,792	139,769,322
Total Liabilities and Stockholders’ Equity	$292,544,985	$191,219,398

See accompanying notes to the Condensed financial statements

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating expenses:

Research and development	$22,496,975	$13,746,082	$43,144,534	$25,024,575
General and administrative	1,786,111	1,309,403	3,632,387	2,578,447
Total operating expenses	24,283,086	15,055,485	46,776,921	27,603,022
Loss from operations	(24,283,086)	(15,055,485)	(46,776,921)	(27,603,022)

Other income (expense)
Interest expense	(2,260,583)	(1,314,996)	(3,661,295)	(2,557,008)
Interest income	2,821,849	1,782,794	5,103,941	3,633,926
Other income (expense), net	561,266	467,798	1,442,646	1,076,918
Net loss before income taxes	(23,721,820)	(14,587,687)	(45,334,275)	(26,526,104)
Income tax benefits	-	-	-	-
Net loss	$(23,721,820)	$(14,587,687)	$(45,334,275)	$(26,526,104)

Net loss per share, basic and diluted	$(0.62)	$(0.66)	$(1.26)	$(1.22)

Weighted average common shares outstanding, basic and diluted	38,444,163	21,957,140	36,028,109	21,819,772

See accompanying notes to the Condensed financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2024

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	25,506,012	$25,506	854,134	$854	$299,818,965	$(160,076,003)	$139,769,322
Stock-based compensation	-	-	-	-	1,331,346	-	1,331,346
Exercise of common stock warrants, net of shares withheld for exercise price	1,742,763	1,742	-	-	14,007,409	-	14,009,151
Exercise of common stock options, net of shares withheld for exercise price	36,550	37	-	-	239,263	-	239,300
Conversion of preferred to common stock	3,488,570	3,489	(348,857)	(349)	(3,140)	-	-
Net loss	-	-	-	-	-	(21,612,455)	(21,612,455)
Balance at March 31, 2024 (unaudited)	30,773,895	$30,774	505,277	$505	$315,393,843	$(181,688,458)	$133,736,664
Stock-based compensation	1,429	1	-	-	1,410,512	-	1,410,513
Employee stock purchases	20,426	20	-	-	131,226	-	131,246
Conversion of preferred to common stock	1,877,000	1,878	(187,700)	(187)	(1,691)	-	-
Exercise of common stock warrants, net of shares withheld for exercise price	19,390	19	-	-	172,967	-	172,986
Exercise of common stock options, net of shares withheld for exercise price	16,197	17	-	-	95,694	-	95,711
Issuance of common stock in an ATM offering	435,414	435	-	-	7,641,765	-	7,642,200
Issuance costs associated with an ATM offering	-	-	-	-	(263,727)	-	(263,727)
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	3,871,000	3,871	-	-	56,248,237	-	56,252,108
Issuance of common stock warrants, note payable	-	-	-	-	1,228,911	-	1,228,911
Net loss	-	-	-	-	-	(23,721,820)	(23,721,820)
Balance at June 30, 2024 (unaudited)	37,014,751	$37,015	317,577	$318	$382,057,737	$(205,410,278)	$176,684,792

See accompanying notes to the Condensed financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2023

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	21,667,250	$21,667	1,120,873	$1,121	$230,045,566	$(96,296,887)	$133,771,467
Stock-based compensation	-	-	-	-	1,273,282	-	1,273,282
Exercise of common stock options, net of shares withheld for exercise price	24,122	24	-	-	127,898	-	127,922
Conversion of preferred to common stock	250,000	250	(25,000)	(25)	(225)	-	-
Issuance costs associated with private placement offering	-	-	-	-	(7,486)	-	(7,486)
Net loss	-	-	-	-	-	(11,938,417)	(11,938,417)
Balance at March 31, 2023 (unaudited)	21,941,372	$21,941	1,095,873	$1,096	$231,439,035	$(108,235,304)	$123,226,768
Stock-based compensation	1,958	2	-	-	1,276,980	-	1,276,982
Employee stock purchases	17,477	17	-	-	102,621	-	102,638
Conversion of preferred to common stock	100,000	100	(10,000)	(10)	(90)	-	-
Exercise of common stock options, net of shares withheld for exercise price	21,086	22	-	-	113,618	-	113,640
Net loss	-	-	-	-	-	(14,587,687)	(14,587,687)
Balance at June 30, 2023 (unaudited)	22,081,893	$22,082	1,085,873	$1,086	$232,932,164	$(122,822,991)	$110,132,341

See accompanying notes to the Condensed financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(45,334,275)	$(26,526,104)
Adjustments to reconcile net loss to net cash and cash equivalents used for operations:
Depreciation	60,672	81,269
Stock-based compensation	2,741,858	2,550,264
Amortization of debt issuance costs and discount	302,302	116,218
Payment-in-Kind interest	858,096	886,688
Non-cash operating lease expense, net	1,088	1,975
Change in accrued interest income	(638,836)	41,188
Changes in operating assets and liabilities:
Other current assets	1,471,542	86,666
Accounts payable	1,182,816	421,091
Accrued expenses	4,219,675	(189,145)
Net cash used for operating activities	(35,135,062)	(22,529,890)

Cash flows from investing activities:
Proceeds from maturities of investments	260,389,589	143,873,027
Purchases of investments	(362,767,031)	(113,903,646)
Purchases of property and equipment	(153,949)	(11,841)
Net cash (used for) provided by investing activities	(102,531,391)	29,957,540

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	14,182,137	-
Proceeds from exercise of employee stock options	335,013	241,562
Proceeds from employee stock purchases	131,246	102,638
Proceeds from follow-on offering, net of underwriting discounts and offering costs	56,258,027	-
Proceeds from note payable, net of debt issuance costs and discount of $2,429,917	59,234,003	-
Proceeds from an ATM offering, net of issuance costs	7,356,107	-
Payments for secondary registration statement costs	(34,054)	(99,540)
Payments for debt issuance costs	-	(2,716)
Payments for finance leases	-	(2,449)
Net cash provided by financing activities	137,462,479	239,495
Net change in cash and cash equivalents	(203,974)	7,667,145

Cash and cash equivalents:
Beginning of period	30,662,774	24,571,557
End of period	$30,458,800	$32,238,702

Supplemental disclosure of cash flow information:
Interest paid	$2,500,897	$1,554,103
Supplemental disclosures of non-cash investing and financing activities:
Offering and registration statement costs included in accounts payable	$13,645	$2,143
Property and equipment included in accounts payable	$-	$19,993
Non-cash interest receivable	$326,633	$-
Common stock warrants issued with note payable transaction	$1,228,911	$-

See accompanying notes to the Condensed financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2024 and 2023)

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company focused on development of targeted therapies for treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a potent pan-PI3K and mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with HR+/HER2- advanced breast cancer is currently enrolling patients. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer, was initiated in the first quarter of 2024 and is currently enrolling patients. A Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib plus a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with HR+/HER2- advanced breast cancer is expected to begin enrolling patients in the second quarter of 2025. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

The following table summarizes the potentially-dilutive shares excluded from the diluted weighted-average shares outstanding:

	June 30,
	2024	2023

Preferred stock on an as-if-converted to common stock basis	3,175,770	10,858,730
Options to purchase common stock	3,266,969	2,185,567
Warrants to purchase common stock	5,600,234	7,266,102
Restricted common stock	1,079	1,958
	12,044,052	20,312,357

Pre-funded warrant shares of 5,747,787 and zero are included in the computation of basic and diluted net loss per share for the three and six months ended June 30, 2024, and June 30, 2023, respectively, as the pre-funded warrants are exercisable for nominal consideration.

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

The following tables summarize the Company’s held-to-maturity investment securities at amortized cost as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$252,609,622	$5,271	$-	$252,614,893
Total	$252,609,622	$5,271	$-	$252,614,893

	December 31, 2023
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$149,919,974	$30,995	$-	$149,950,969
Total	$149,919,974	$30,995	$-	$149,950,969

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

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMO’s, and CRO’s. The Company currently has two Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Phase 1B and the Expanded Access studies are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical study (VIKTORIA-1) and Phase 1b/2 clinical study (CELC-G-201) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of June 30, 2024, the Company had two material non-cancelable contractual commitments with respect to these arrangements, which totaled approximately $1.8 million.

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

On May 31, 2024, one of the Company’s preferred shareholders elected to convert 100,000 shares of Series A Convertible Preferred Stock into 1,000,000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

On June 26, 2024, one of the Company’s preferred shareholders elected to convert 87,700 shares of Series A Convertible Preferred Stock into 877,000 shares of Common Stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

Common stock warrants of 19,390 from several investors were exercised, which generated approximately $173,000 in cash in the second quarter of 2024. The 19,390 common stock warrants were net of shares withheld for exercise price.

At June 30, 2024, the Company’s authorized capital stock consisted of 65,000,000 shares of common stock, of which 37,014,751 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 317,577 shares were outstanding. As of June 30, 2024, no dividends have been declared on the Company’s capital stock.

Sale and Issuance of Stock

On April 22, 2024, pursuant to an Open Market Sale AgreementSM with Jefferies LLC, as agent, the Company sold 285,714 shares of Common Stock in a single transaction at a price of $17.50 per share, generating gross proceeds of $5.0 million.

On May 8, 2024, pursuant to an Open Market Sale Agreement with Jefferies LLC, as agent, the Company sold 149,700 shares of Common Stock in a single transaction at a price of $17.65 per share, generating gross proceeds of $2.6 million.

Commissions and other offering expenses related to the Open Market Sale Agreement transactions were $0.3 million.

On May 30, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters relating to the issuance and sale of 3,871,000 shares of Common Stock, at a price to the public of $15.50, generating gross proceeds of approximately $60 million. The offering closed on May 31, 2024 and resulted in net proceeds to the Company of approximately $56.3 million after deducting underwriting discounts and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, clinical trial expenditures, expansion of business development activities and other general corporate purposes.

7. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the six months ended June 30:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,815,392	$7.95	1,976,586	$6.34
Granted	552,179	15.77	310,798	10.74
Exercised	(52,747)	6.35	(45,208)	5.34
Forfeited	(47,855)	10.19	(56,609)	7.67
Balance at June 30	3,266,969	$9.27	2,185,567	$6.96

Options exercisable at June 30:	1,710,917	$6.80	1,346,587	$5.97

Weighted Average Grant Date Fair Value for options granted during the period:		$10.83		$7.42

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
3,266,969	7.84	$9.27	$23,463,751	1,710,917	$6.80	$16,452,728

The Company recognized stock-based compensation expense for stock options of $1,329,807 and $1,228,284 for the three months ended June 30, 2024 and 2023, respectively and $2,619,999 and $2,450,612 for the six months ended June 30, 2024 and 2023, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17, 2022. The effect of this modification on stock-based compensation was $26,692 and $37,690 for the three months ending June 30, 2024 and 2023, respectively and $53,411 and $77,302 for the six months ending June 30, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $110,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect of this modification on stock-based compensation was $15,763 and $16,920 for the three months ended June 30, 2024 and 2023, respectively and $31,527 and $33,844 for the six months ending June 30, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $66,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect of this modification on stock-based compensation was $0 and $6,826 for the three months ended June 30, 2024 and 2023, respectively and $696 and $13,934 for the six months ending June 30, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be $0.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the six months ended June 30:

	2024	2023
Risk-free interest rate	3.94% - 4.71%	3.41% - 4.14%
Expected volatility	74.8 to 76.10%	78.0 to 79.8%
Expected life (years)	5.25 to 6.09	5.25 to 6.08
Expected dividend yield	0%	0%

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

Restricted stock awards were granted to members of the Company’s board during the three months ended June 30, 2024 and 2023. The Company had 1,079 and 1,958 shares of restricted stock outstanding as of June 30, 2024 and 2023, respectively, and 1,958 and 3,273 shares of restricted stock vested during the three months ended June 30, 2024 and 2023. The Company recognized stock-based compensation expense for restricted stock of $8,475 and $4,052 for the three months ended June 30, 2024 and 2023, respectively and $13,325 and $8,694 for the six months ended June 30, 2024 and 2023, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 102,998, 149,189, 216,673, and 255,060 shares on January 1, 2021, 2022, 2023, and 2024, respectively, and will increase automatically on January 1 of each year from 2025 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year.

At the Annual Meeting held on May 12, 2021 and May 12, 2022, the stockholders approved a one-time, 500,000 increase each year for a total of 1,000,000 increase, to the number of shares reserved for issuance under the 2017 Plan. At the Annual Meeting held on May 11, 2023 and May 9, 2024, the stockholders approved a one-time, 1,500,000 increase each year for a total of 3,000,000 increase, to the number of shares reserved for issuance under the 2017 Plan. The total remaining shares available for grant under the Company’s 2017 Plan as of June 30, 2024 was 2,267,956.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized at June 30, 2024:

2024	$2,883,195
2025	4,356,405
2026	3,048,001
2027	2,065,139
2028	244,019
Total estimated compensation cost to be recognized	$12,596,759

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $72,230 and $44,646 for the three months ended June 30, 2024 and 2023, respectively and $108,534 and $90,958 for the six months ended June 30, 2024 and 2023, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,499, 74,594, 108,337, and 127,530 shares on January 1, 2021, 2022, 2023, and 2024, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of June 30, 2024 was 373,739.

The Company recognized total stock-based compensation expense as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock-based compensation expense in operating expenses:
Research and development	$978,037	$639,511	$1,810,216	$1,293,982
General and administrative	432,475	637,471	931,642	1,256,282
Total	$1,410,512	$1,276,982	$2,741,858	$2,550,264

8. Debt

On May 30, 2024, the Company entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent, and the Lenders including Innovatus in its capacity as a Lender and Oxford Finance LLC (“Oxford”), pursuant to which Innovatus and Oxford, as Lenders, have agreed to make certain term loans (“Term Loans”) to the Company in the aggregate principal amount of up to $180 million. The A&R Loan Agreement amends and restates, in its entirety, that certain Loan and Security Agreement, dated April 8, 2021, as amended, between the Company and Innovatus, as collateral agent, and the Lenders named therein.

Funding of the first $100 million under the A&R Loan Agreement occurred on May 30, 2024, including tranche payments of $16.8 million (the “Term A Loan”) and $21.5 million (the “Term B Loan”) reflecting repayment of the principal amount of loans under the Prior Loan Agreement plus accrued payment-in-kind interest, in addition to $61.7 million of new borrowings (the “Term C Loan”). The Company will be eligible to draw on a fourth tranche of $30 million (the “Term D Loan”) and fifth tranche of $50 million (the “Term E Loan”), in each case upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. The Lenders may, in their sole discretion upon the Company’s request, make additional term loans to the Company of $45 million (the “Term F Loan”). Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches. Costs associated with the new borrowings was approximately $2.4 million.

The Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on May 1, 2029 and will bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all assets of the Company. Proceeds will be used for working capital purposes and to fund the Company’s general business requirements, including the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Innovatus has the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00 (the “Conversion Right”). Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

The A&R Loan Agreement contains a Final Fee, which is equal to 4.5% of the initial funding of the agreement and is due on the earliest to occur of (a) the Maturity Date, (b) the acceleration of any Term Loan, and (c) the prepayment of the Term Loans. There is also a contingent non-utilization fee for both the Term D and Term E loans. If the Company achieves the Term D Milestone and (i) fails to draw the full amount of the Term D Loan during the Term D Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term D Milestone, of the Company’s intent not to draw the full amount of the Term D Loan, a non-utilization fee of $900,000, with respect to the Term D Loan shall become due and payable on the earliest of (i) the termination of the Term D Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. If the Company achieves the Term E Milestone and (i) fails to draw the full amount of the Term E Loan during the Term E Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term E Milestone, of the Company’s intent not to draw the full amount of the Term E Loan, a non-utilization fee of $1,500,000, with respect to the Term E Loan shall become due and payable on the earliest of (i) the termination of the Term E Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. After the 18-month anniversary of the Effective Date, the Company shall have the option to prepay all, but not less than all, of the Term Loans advanced by the Lenders under the A&R Loan Agreement, provided the Company (i) provides written notice to Collateral Agent of its election to prepay the Term Loans at least seven Business Days prior to such prepayment, and (ii) pays to Lenders on the date of such prepayment, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of (A) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon through the prepayment date, (B) the Final Fee, (C) the Prepayment Fee, plus (D) all other outstanding Obligations that are due and payable, including, without limitation, Lenders’ Expenses and interest at the Default Rate with respect to any past due amounts. At May 30, 2024, the Company recognized the Final Fee of $4.5 million as additional debt principal and a corresponding debt discount to be amortized over the life of the loan.

In connection with the funding of each of the Term C Loan, the Term D Loan, the Term E Loan and the Term F Loan, the Company agreed to issue to Innovatus and Oxford warrants to purchase that number of shares of the Company’s common stock equal to 2.5% of the principal amount of the applicable Term Loan divided by the exercise price, which shall, with respect to the Term C Loan, be equal to the lower of (i) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the execution of the A&R Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the A&R Loan Agreement. Accordingly, on May 30, 2024, the Company issued 103,876 warrants with an exercise price of $14.84 per share. The relative fair value of the warrants was approximately $1.2 million. For the additional Term Loans, the exercise price will be based on the lower of (i) the exercise price for the Warrants issued pursuant to the Term C Loan or (ii) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the applicable Term Loan funding. The Warrants may be exercised on a cashless basis and are exercisable through the tenth anniversary of the applicable funding date. The number of shares of common stock for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant.

The Company evaluated the change of terms under ASC 470-50, “Debt – Modification and Extinguishment”, and concluded the change in terms did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not an extinguishment of the debt.

Long-term debt consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Note payable	$100,000,000	$35,000,000
Add: Final fee	4,500,000	-
Add: PIK interest (added to principal)	87,676	2,565,660
Less: unamortized debt issuance costs	(2,089,840)	(480,810)
Less: unamortized debt discount	(6,304,664)	(49,439)
Total long-term debt	$96,193,172	$37,035,411

Future principal payments, including the incurred PIK interest and final fee, are as follows:

Years Ending December 31,

2027	$30,461,467
2028	52,219,657
2029	21,906,552
Total	$104,587,676

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

Overview

Celcuity is a clinical-stage biotechnology company focused on the development of targeted therapies for treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a pan-PI3K/mTOR inhibitor. Its mechanism of action and pharmacokinetic properties are highly differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. In 2022, the Company began enrolling patients in VIKTORIA-1, a Phase 3 study evaluating gedatolisib and fulvestrant with and without Ibrance® (palbociclib) as second line treatment for patients with HR+, HER2- advanced breast cancer. In early 2024, the Company began enrolling patients in CELC-G-201, a Phase 1b/2 study evaluating gedatolisib combined with Nubeqa® (darolutamide) in patients with metastatic castration resistant prostate cancer (mCRPC). In May 2024, the Company announced plans to initiate VIKTORIA-2, a Phase 3 trial evaluating gedatolisib combined with fulvestrant plus a CDK 4/6 inhibitor as first-line treatment for patients with HR+, HER2- advanced breast cancer. The first patient is expected to be enrolled in the second quarter of 2025. The Company’s CELsignia companion diagnostic platform is uniquely able to analyze live patient tumor cells to identify new groups of cancer patients likely to benefit from already approved targeted therapies.

Gedatolisib is a potent, well-tolerated, reversible, ATP-competitive, pan-PI3K/mTOR inhibitor that selectively targets all Class I isoforms of PI3K and mammalian target of rapamycin (mTOR). In April 2021, we obtained exclusive global development and commercialization rights to gedatolisib under a license agreement with Pfizer, Inc. We believe gedatolisib’s unique mechanism of action, differentiated chemical structure, favorable pharmacokinetic properties, and intravenous formulation offer distinct advantages over currently approved and investigational therapies that target PI3K or mTOR alone or together.

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

Isoform-specific PI3K inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with isoform-specific inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis still leads to challenging toxicities. The experience with an FDA approved oral p110-α specific inhibitor, Piqray, illustrates the challenge. In its Phase 3 pivotal trial Piqray was found to induce a Grade 3 or 4 adverse event (AE) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued alpelisib due to treatment related adverse events. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 9% discontinued treatment.

As of June 30, 2024, 492 patients with solid tumors have received gedatolisib in eight completed clinical trials. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Four patients from this study continue to receive study treatment, as of June 30, 2024, each of whom have received study treatment for more than five years. The B2151009 clinical was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (MTD) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

High objective overall response rates (ORR) were observed in all four expansion arms and were comparable in each arm for PIK3CA WT and PIK3CA MT patients. As of the data cut-off date, March 16, 2023, for treatment- naïve patients in Escalation Arm A and Expansion Arm A (n=41), median progression free survival (mPFS) was 48.6 months, median duration of response (mDOR) was 46.9 months, and ORR was 79%, respectively. This data compares favorably to published data for current first-line standard-of-care treatments for patients with HR+, HER2- advanced breast cancer. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), ORR (including unconfirmed partial responses) ranged from 36% to 77%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than ORR from either the PALOMA-2 (ORR=55%) study that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all enrolled patients, a clinical benefit rate (CBR) of ≥ 79% was observed. Median progression-free survival (PFS) was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D).

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

The VIKTORIA-1 clinical trial will enable separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and are PIK3CA WT will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). Subjects who meet eligibility criteria and are PIK3CA MT will be randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D) or alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Enrollment of the PIK3CA wild-type cohort is more than 80% complete and expected to reach the enrollment target during Q4 2024. The PIK3CA wild-type cohort represents approximately 60% of the total patients enrolled to date in VIKTORIA-1. In light of this, we expect topline data for the PIK3CA WT cohort to shift to sometime between late Q4 2024 and Q1 2025.

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

The Phase 3 VIKTORIA-2 clinical trial, an open-label, randomized study to evaluate the efficacy and safety of gedatolisib combined with fulvestrant plus a CDK4/6 inhibitor in comparison to fulvestrant plus a CDK4/6 inhibitor as first-line treatment for patients with HR+/HER2- advanced breast cancer who are endocrine therapy resistant, will be initiated in 2025. For the CDK4/6 inhibitor, investigators may choose either ribociclib or palbociclib. The safety profile of gedatolisib combined with fulvestrant and palbociclib is well described, but the investigational combination of gedatolisib with ribociclib has not yet been clinically tested. Therefore, a safety run-in of approximately 12-36 subjects will evaluate the safety profile of gedatolisib combined with ribociclib and fulvestrant. The safety run-in will be completed, and gedatolisib’s Phase 3 dose confirmed, before enrolling patients in the Phase 3 portion of the study.

For the Phase 3 study, approximately 638 subjects who meet the eligibility criteria will be assigned to a cohort based on their PIK3CA mutation status. After the investigator selects the CDK4/6 inhibitor for a subject, the subject will then be randomly assigned on a 1:1 basis to either Arm A (gedatolisib, fulvestrant, and Investigator’s choice of ribociclib or palbociclib) or Arm B (fulvestrant and Investigator’s choice of ribociclib or palbociclib).

The clinical trial primary endpoints are progression free survival (PFS), per RECIST 1.1 criteria, as assessed by blinded independent central review. The primary PFS endpoints will be evaluated separately in subjects who are PI3KCA wild type and PI3KCA mutant.

The study’s design was reviewed and discussed with the U.S. Food and Drug Administration (FDA) during a Type C meeting. This global trial is expected to enroll subjects at up to 200 clinical sites across North America, Europe, Latin America, and Asia. Celcuity expects to enroll the first patient in the second quarter of 2025.

Recent Developments

On May 30, 2024, the Company announced plans to initiate a Phase 3 VIKTORIA-2 trial evaluating gedatolisib combined with fulvestrant plus a CDK 4/6 inhibitor as first-line treatment for patients with HR+, HER2- advanced breast cancer. The first patient is expected to be enrolled in the second quarter of 2025.

We expect to reach our enrollment target for VIKTORIA-1 PIK3CA WT cohort in Q4 2024 and report topline data for this cohort in late Q4 2024 or Q1 2025.

During the quarter, the Company raised $129.0 million in gross proceeds from equity and debt financings, which will provide sufficient cash to finance our operations and pay obligations when due through 2026.

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended June 30, 2024 and 2023, we reported a net loss of approximately $23.7 million and $14.6 million, respectively, and for the six months ended June 30, 2024, we reported a net loss of approximately $45.3 million and $26.5 million, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $205.4 million. As of June 30, 2024, we had cash and cash equivalents and short-term investments of approximately $283.1 million.

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we initiated a Phase 3 clinical trial, VIKTORIA-1, in 2022 to support potential regulatory approval to market gedatolisib as a second line treatment for HR+, HER2- advanced breast cancer. In August 2023, we announced plans to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. In May 2024, we announced plans to initiate a Phase 3 clinical trial, VIKTORIA-2, to evaluate gedatolisib plus a CDK4/6 inhibitor and fulvestrant as a first-line treatment for patients with HR+, HER2, advanced breast cancer who are endocrine therapy resistant. If we obtain regulatory approvals to market gedatolisib, we expect to initially generate revenue from sales of the drug for the treatment of breast cancer patients.

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

Sales and Marketing

Sales and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our first drug, gedatolisib, managing the VIKTORIA-1 Phase 3 and CELC-G-201 Phase 1b/2 trials. We would expect to begin to incur increased sales and marketing expenses in anticipation of the commercialization of our first drug, gedatolisib. These increased expenses are expected to include employee-related, consulting costs and professional fees.

Interest Expense

Interest expense is primarily due to a Loan Agreement.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	June 30,		Increase (Decrease)
	2024	2023	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$22,496,975	$13,746,082	$8,750,893	64%
General and administrative	1,786,111	1,309,403	476,708	36
Total operating expenses	24,283,086	15,055,485	9,227,601	61
Loss from operations	(24,283,086)	(15,055,485)	(9,227,601)	61

Other income (expense)
Interest expense	(2,260,583)	(1,314,996)	(945,587)	72
Interest income	2,821,849	1,782,794	1,039,055	58
Other income (expense), net	561,266	467,798	93,468	20
Net loss before income taxes	(23,721,820)	(14,587,687)	(9,134,133)	63
Income tax benefits	-	-	-	-
Net loss	$(23,721,820)	$(14,587,687)	$(9,134,133)	63%

Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	June 30,		Increase (Decrease)
	2024	2023	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$43,144,534	$25,024,575	$18,119,959	72%
General and administrative	3,632,387	2,578,447	1,053,940	41
Total operating expenses	46,776,921	27,603,022	19,173,899	69
Loss from operations	(46,776,921)	(27,603,022)	(19,173,899)	69

Other income (expense)
Interest expense	(3,661,295)	(2,557,008)	(1,104,287)	43
Interest income	5,103,941	3,633,926	1,470,015	40
Other income (expense), net	1,442,646	1,076,918	365,728	34
Net loss before income taxes	(45,334,275)	(26,526,104)	(18,808,171)	71
Income tax benefits	-	-	-	-
Net loss	$(45,334,275)	$(26,526,104)	$(18,808,171)	71%

Research and Development

Our research and development expenses for the three months ended June 30, 2024 were approximately $22.5 million, representing an increase of approximately $8.7 million, or 64%, compared to the same period in 2023. Of the $8.7 million increase in research and development expense, $2.1 million was related to increased employee and consulting expenses. The remaining $6.6 million increase of research and development costs are primarily related to costs supporting activities for the VIKTORIA-1 and CELC-G-201 pivotal trials.

Our research and development expenses for the six months ended June 30, 2024 were approximately $43.1 million, representing an increase of approximately $18.1 million, or 72%, compared to the same period in 2023. Of the $18.1 million increase in research and development expenses, $3.5 million was related to increased employee and consulting expenses. The remaining $14.6 million increase of research and development expenses is primarily related to costs supporting activities for the VIKTORIA-1 pivotal trial and other existing clinical trials.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to develop gedatolisib, manage the VIKTORIA-1 Phase 3 and the CELC-G-201 Phase 1b/2 trials.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2024 were approximately $1.8 million, representing an increase of approximately $0.5 million, or 36%, compared to the same period in 2023. Of the $0.5 million increase in general and administrative expense, $0.3 million was related to increased employee and consulting expenses. The remaining $0.2 million of the $0.5 million increase resulted from professional fees and other administrative expenses.

Our general and administrative expenses for the six months ended June 30, 2024 were approximately $3.6 million, representing an increase of approximately $1.1 million, or 41%, compared to the same period in 2023. Employee related expenses accounted for $0.6 million of the $1.1 million increase. The remaining $0.5 million of the increase resulted from professional fees and other administrative expenses.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and other compliance matters.

Interest Expense

Interest expense for the three months ended June 30, 2024 was $2.3 million and represents an increase of $0.9 million, or 72%, compared to the same period in 2023. Interest expense is the result of a Loan Agreement that was executed in April 2021, amended in August 2022 and March 2024, and further amended and restated in May 2024. The increase is due primarily to the incremental $61.7 million funding of Term Loan C in May 2024. The $2.3 million of interest expense includes $0.6 million of non-cash interest expense.

Interest expense for the six months ended June 30, 2024 was $3.7 million and represents an increase of $1.1 million, or 43%, compared to the same period in 2023. The increase is due primarily to the incremental $61.7 million funding of Term Loan C in May 2024. The $3.7 million of interest expense includes $1.2 million of non-cash interest expense.

Interest Income

Interest income for the three months ended June 30, 2024 was $2.8 million and represents an increase of $1.0 million compared to the same period in 2023. The increase was primarily from the closing of additional equity and debt financing activities, leading to higher cash, cash equivalents and short-term investment balances.

Interest income for the six months ended June 30, 2024 was $5.1 million and represents an increase of $1.5 million compared to the same period in 2023. The increase was primarily from the closing of additional equity and debt financing activities, leading to higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through June 30, 2024, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through June 30, 2024, we raised an aggregate of approximately $367.8 million of net proceeds through sales of our securities, and as of June 30, 2024 had $100.0 million of borrowings under loan agreements, not including payable-in-kind interest. As of June 30, 2024, our cash and cash equivalents and short-term investments were approximately $30.5 million and $252.6 million, respectively, and we had an accumulated deficit of approximately $205.4 million.

Pre-funded Warrants. On October 18, 2023, the Company entered into a securities purchase agreement to sell pre-funded warrants at a price of $8.70 per warrant, to purchase up to 5,747,787 shares of the Company’s common stock in a private placement. The closing of the private placement occurred on October 20, 2023, and resulted in gross proceeds of approximately $50 million, before deducting offering expenses of approximately $0.1 million.

Open Market Sale Agreement. On February 4, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. On October 12, 2022, pursuant to this agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses) On December 1, 2023, pursuant to this agreement, the Company sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15 million ($14.4 million net of commissions and offering expenses). In April 2024 and May 2024, pursuant to the Open Market Sale Agreement with Jefferies LLC, as agent, the Company sold 285,714 and 149,700 shares of common stock, respectively, at an average selling price of $ 17.55 per share, generating gross proceeds of $7.6 million before deducting commissions and other offering expenses of $0.3 million. At June 30, 2024, $22.2 million of common stock remains available for sale under the Jefferies agreement.

Equity Offering: On May 30, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters relating to the issuance and sale of 3,871,000 shares of common stock, at a price to the public of $15.50, generating gross proceeds of approximately $60 million. The offering closed on May 31, 2024 and resulted in net proceeds to the Company of approximately $56.3 million after deducting underwriting discounts and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include research and development expenditures, clinical trial expenditures, expansion of business development activities and other general corporate purposes.

Loan Agreement. On May 30, 2024, the Company entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent, and the Lenders including Innovatus in its capacity as a Lender and Oxford Finance LLC (“Oxford”), pursuant to which Innovatus and Oxford, as Lenders, have agreed to make certain term loans (“Term Loans”) to the Company in the aggregate principal amount of up to $180 million. The A&R Loan Agreement amends and restates, in its entirety, that certain Loan and Security Agreement, dated April 8, 2021, as amended, between the Company and Innovatus, as collateral agent, and the Lenders named therein.

Funding of the first $100 million under the A&R Loan Agreement occurred on May 30, 2024, including tranche payments of $16.8 million (the “Term A Loan”) and $21.5 million (the “Term B Loan”) reflecting repayment of the principal amount of loans under the Prior Loan Agreement plus accrued payment-in-kind interest, in addition to $61.7 million of new borrowings (the “Term C Loan”). The Company will be eligible to draw on a fourth tranche of $30 million (the “Term D Loan”) and fifth tranche of $50 million (the “Term E Loan”), in each case upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. The Lenders may, in their sole discretion upon the Company’s request, make additional term loans to the Company of $45 million (the “Term F Loan”). Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches. Costs associated with the new borrowings was approximately $2.4 million.

The Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on May 1, 2029 and will bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all assets of the Company. Proceeds will be used for working capital purposes and to fund the Company’s general business requirements, including the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Innovatus has the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00 (the “Conversion Right”). Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

The A&R Loan Agreement contains a Final Fee, which is equal to 4.5% of the initial funding of the agreement and is due on the earliest to occur of (a) the Maturity Date, (b) the acceleration of any Term Loan, and (c) the prepayment of the Term Loans. There is also a contingent non-utilization fee for both the Term D and Term E loans. If the Company achieves the Term D Milestone and (i) fails to draw the full amount of the Term D Loan during the Term D Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term D Milestone, of the Company’s intent not to draw the full amount of the Term D Loan, a non-utilization fee of $900,000, with respect to the Term D Loan shall become due and payable on the earliest of (i) the termination of the Term D Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. If the Company achieves the Term E Milestone and (i) fails to draw the full amount of the Term E Loan during the Term E Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term E Milestone, of the Company’s intent not to draw the full amount of the Term E Loan, a non-utilization fee of $1,500,000, with respect to the Term E Loan shall become due and payable on the earliest of (i) the termination of the Term E Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. After the 18-month anniversary of the Effective Date, the Company shall have the option to prepay all, but not less than all, of the Term Loans advanced by the Lenders under the A&R Loan Agreement, provided the Company (i) provides written notice to Collateral Agent of its election to prepay the Term Loans at least seven Business Days prior to such prepayment, and (ii) pays to Lenders on the date of such prepayment, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of (A) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon through the prepayment date, (B) the Final Fee, (C) the Prepayment Fee, plus (D) all other outstanding Obligations that are due and payable, including, without limitation, Lenders’ Expenses and interest at the Default Rate with respect to any past due amounts. At May 30, 2024, the Company recognized the Final Fee of $4.5 million as additional debt principal and a corresponding debt discount to be amortized over the life of the loan.

In connection with the funding of each of the Term C Loan, the Term D Loan, the Term E Loan and the Term F Loan, the Company agreed to issue to Innovatus and Oxford warrants to purchase that number of shares of the Company’s common stock equal to 2.5% of the principal amount of the applicable Term Loan divided by the exercise price, which shall, with respect to the Term C Loan, be equal to the lower of (i) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the execution of the A&R Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the A&R Loan Agreement. Accordingly, on May 30, 2024, the Company issued 103,876 warrants with an exercise price of $14.84 per share. The relative fair value of the warrants was approximately $1.2 million. For the additional Term Loans, the exercise price will be based on the lower of (i) the exercise price for the Warrants issued pursuant to the Term C Loan or (ii) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the applicable Term Loan funding. The Warrants may be exercised on a cashless basis and are exercisable through the tenth anniversary of the applicable funding date. The number of shares of common stock for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, manage the VIKTORIA-1 Phase 3 and CELC-G-201 Phase 1b/2 trials, conduct other studies and clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib. We expect to use cash on hand, together with the funds to be received under the debt and equity financings described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

Based on our current business plan, we believe that our current cash, cash equivalents and short-term investments together with available borrowings under the Innovatus Loan Agreement will provide sufficient cash to finance our operations and pay obligations when due through 2026.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30:

	2024	2023

Net cash provided by (used in):
Operating activities	$(35,135,062)	$(22,529,890)
Investing activities	(102,531,391)	29,957,540
Financing activities	137,462,479	239,495
Net increase (decrease) in cash and cash equivalents	$(203,974)	$7,667,145

Operating Activities

Net cash used in operating activities was approximately $35.1 million for the six months ended June 30, 2024 and consisted primarily of a net loss of approximately $45.3 million, offset by working capital changes of $6.9 million and non-cash expense items of approximately $3.3 million. Non-cash expense items of approximately $3.3 million primarily consisted of $2.7 million of stock-based compensation expense and net non-cash interest of $0.5 million. The approximately $6.9 million of working capital changes was primarily due to increases in accrued expenses, accounts payable and other current assets.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was approximately $102.5 million and consisted primarily of net purchases of short-term investments in government securities (U.S. Treasury Bills and U.S. government agency).

Net cash provided by investing activities for the six months ended June 30, 2023 was approximately $30.0 million and consisted primarily of net proceeds from maturities of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities) and minimal purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $137.5 million and consisted of net proceeds of approximately $56.3 million from an equity offering, $59.2 million from incremental debt financing, $7.3 million from an at-the market offering. The remaining $14.7 million consisted of proceeds from the exercise of common stock warrants, the exercise of employee stock options and employee stock purchases.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated costs for such trials; (ii) our expectations with respect to our competitive advantages, including the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments; (iii) our expectations regarding the timeline of patient enrollment and results from clinical trials, including our existing Phase 3 VIKTORIA-1 clinical trial and Phase 1b/2 study and clinical trial for gedatolisib, as well as our planned Phase 3 VIKTORIA-2 clinical trial for gedatolisib; (iv) our expectations regarding our ability to obtain FDA approval to commercialize gedatolisib; (v) our expectations with respect to the development, validation, required approvals, costs and timelines of gedatolisib and our CELsignia tests; (vi) our plans with respect to research and development and related expenses for the foreseeable future; (vii) our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer with respect to gedatolisib; (viii) the future payments that may be owed to Pfizer under the license agreement; (ix) our beliefs related to the perceived advantages of our CELsignia tests compared to traditional molecular or other diagnostic tests; (x) our revenue expectations; (xi) our expectations regarding business development activities, including collaborations with pharmaceutical companies; (xii) our expectations as to the use of proceeds from our recent financing activities; (xiii) our expectations with respect to availability of capital, including accessing our current debt facility or any other debt facility or other capital sources in the future, and our assumption that we will have adequate authorized shares for future equity issuances; (xiv) our beliefs regarding the ability of our cash on hand to fund our research and development expenses, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses, as well as the increased costs associated with being a public company; and (xv) our plans with respect to potentially raising capital.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; our potential inability to develop, validate and commercialize gedatolisib on a timely basis or at all; the uncertainties and costs associated with clinical studies and with developing and commercializing biopharmaceuticals; the complexity and difficulty of demonstrating the safety and sufficient magnitude of benefit to support regulatory approval of gedatolisib and other products we may develop; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the complexity and timeline for development of CELsignia tests; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; the pricing of molecular and other diagnostic products and services that compete with us; uncertainty with insurance coverage and reimbursement for our CELsignia tests; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; tightening credit markets and limitations on access to capital; stock market volatility or other factors that may affect our ability to access capital on favorable terms or at all; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, we issued 19,390 shares of common stock upon the exercise of previously issued warrants as follows:

●	18,209 shares were issued pursuant to the exercise of warrants at an exercise price of $9.50 per share, resulting in cash proceeds of approximately $173,000; and
●	1,181 shares were issued pursuant to the exercise of 3,158 warrants in a cashless exercise whereby 1,977 shares with a value of $15.18 per share were used to settle the exercise price and the remaining 1,181 shares were issued to the warrant holders.

The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended, including the Certifications of Designations of Preferences, Rights, and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 7, 2023).

3.2	Bylaws, incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017.

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc., (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed September 12, 2017).

4.2	Form of Warrant to Purchase Units of Membership Interest issued by Celcuity LLC to Cedar Point Capital, LLC, as placement agent of membership units and unsecured convertible promissory notes of Celcuity LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

4.3	Form of Amendment to Placement Agent’s Warrants, dated February 13, 2024. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

4.4	Form of Warrant to Purchase Shares of Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.5	Form of Amendment to Warrants to Purchase Shares of Common Stock, dated February 13, 2024. (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

4.6	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.7	First Amendment to Representative’s Warrant, dated September 13, 2022, between Celcuity Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

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

4.12

Form of Warrant issued by Celcuity Inc. in connection with the Amended and Restated Loan Agreement, dated May 30, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2024).

10.1+	Amendment to the Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2024).

10.2+	Amended and Restated Loan and Security Agreement, dated May 30, 2024, by and among Celcuity Inc., Innovatus Life Sciences Lending Fund I, LP, as collateral agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2024) (pursuant to Item 601(b)(2)(ii) of Regulation S-K, certain information contained in this Exhibit 10.1 has been redacted as indicated therein).

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2024	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

