Form 10-Q
period 2024-09-30
Celcuity Inc.
filed 2024-11-14
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 8, 2024 there were 37,129,556 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,603,289	$30,662,774
Investments	251,455,468	149,919,974
Other current assets	8,379,682	10,007,849
Total current assets	272,438,439	190,590,597
Property and equipment, net	338,787	228,782
Operating lease right-of-use assets	259,744	400,019
Total Assets	$273,036,970	$191,219,398
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$9,158,778	$5,076,699
Operating lease liabilities	175,226	184,950
Accrued expenses	16,974,725	8,927,094
Total current liabilities	26,308,729	14,188,743
Operating lease liabilities	95,699	225,922
Note payable, non-current	96,923,914	37,035,411
Total Liabilities	123,328,342	51,450,076
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 317,577 and 854,134 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	318	854
Common stock, $0.001 par value: 65,000,000 shares authorized; 37,116,267 and 25,506,012 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	37,116	25,506
Additional paid-in capital	384,873,261	299,818,965
Accumulated deficit	(235,202,067)	(160,076,003)
Total Stockholders’ Equity	149,708,628	139,769,322
Total Liabilities and Stockholders’ Equity	$273,036,970	$191,219,398

See accompanying notes to the condensed financial statements

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:

Research and development	$27,587,483	$17,488,236	$70,732,017	$42,512,811
General and administrative	2,472,416	1,409,801	6,104,803	3,988,248
Total operating expenses	30,059,899	18,898,037	76,836,820	46,501,059
Loss from operations	(30,059,899)	(18,898,037)	(76,836,820)	(46,501,059)

Other (expense) income
Interest expense	(3,343,989)	(1,372,132)	(7,005,284)	(3,929,140)
Interest income	3,612,099	1,865,629	8,716,040	5,499,555
Other income, net	268,110	493,497	1,710,756	1,570,415
Net loss before income taxes	(29,791,789)	(18,404,540)	(75,126,064)	(44,930,644)
Income tax benefits	-	-	-	-
Net loss	$(29,791,789)	$(18,404,540)	$(75,126,064)	$(44,930,644)

Net loss per share, basic and diluted	$(0.70)	$(0.83)	$(1.96)	$(2.05)

Weighted average common shares outstanding, basic and diluted	42,793,047	22,117,626	38,299,548	21,920,147

See accompanying notes to the condensed financial statements

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2024

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2023	25,506,012	$25,506	854,134	$854	$299,818,965	$(160,076,003)	$139,769,322
Stock-based compensation	-	-	-	-	1,331,346	-	1,331,346
Exercise of common stock warrants, net of shares withheld for exercise price	1,742,763	1,742	-	-	14,007,409	-	14,009,151
Exercise of common stock options, net of shares withheld for exercise price	36,550	37	-	-	239,263	-	239,300
Conversion of preferred to common stock	3,488,570	3,489	(348,857)	(349)	(3,140)		-
Net loss	-	-	-	-	-	(21,612,455)	(21,612,455)
Balance at March 31, 2024 (unaudited)	30,773,895	$30,774	505,277	$505	$315,393,843	$(181,688,458)	$133,736,664
Stock-based compensation	1,429	1	-	-	1,410,512	-	1,410,513
Employee stock purchases	20,426	20			131,226		131,246
Conversion of preferred to common stock	1,877,000	1,878	(187,700)	(187)	(1,691)	-	-
Exercise of common stock warrants, net of shares withheld for exercise price	19,390	19	-	-	172,967	-	172,986
Exercise of common stock options, net of shares withheld for exercise price	16,197	17	-	-	95,694	-	95,711
Issuance of common stock in an ATM offering	435,414	435	-	-	7,641,765	-	7,642,200
Issuance costs associated with an ATM offering	-	-	-	-	(263,727)	-	(263,727)
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	3,871,000	3,871	-	-	56,248,237	-	56,252,108
Issuance of common stock warrants, note payable	-	-	-	-	1,228,911	-	1,228,911
Net loss	-	-	-	-	-	(23,721,820)	(23,721,820)
Balance at June 30, 2024 (unaudited)	37,014,751	$37,015	317,577	$318	$382,057,737	$(205,410,278)	$176,684,792
Stock-based compensation	-	-	-	-	1,931,201	-	1,931,201
Exercise of common stock warrants, net of shares withheld for exercise price	65,204	65	-	-	553,615	-	553,680
Exercise of common stock options, net of shares withheld for exercise price	36,312	36	-	-	330,708	-	330,744
Net loss	-	-	-	-	-	(29,791,789)	(29,791,789)
Balance at September 30, 2024 (unaudited)	37,116,267	$37,116	317,577	$318	$384,873,261	$(235,202,067)	$149,708,628

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

See accompanying notes to the condensed financial statements

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(75,126,064)	$(44,930,644)
Adjustments to reconcile net loss to net cash and cash equivalents used for operations:
Depreciation	94,693	114,824
Stock-based compensation	4,673,059	3,658,902
Amortization of debt issuance costs and discount	780,555	177,939
Payment-in-kind interest	1,110,584	1,345,760
Non-cash operating lease, net	326	3,171
Change in accrued interest income	(1,112,420)	(439,331)
Changes in operating assets and liabilities:
Other current assets	1,740,973	(1,065,732)
Accounts payable	4,093,903	3,031,923
Accrued expenses	8,047,631	2,826,856
Net cash used for operating activities	(55,696,760)	(35,276,332)

Cash flows from investing activities:
Proceeds from maturities of investments	415,134,729	221,054,402
Purchases of investments	(515,557,800)	(184,779,534)
Purchases of property and equipment	(204,729)	(64,945)
Net cash (used for) provided by investing activities	(100,627,800)	36,209,923

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	14,735,816	-
Proceeds from exercise of employee stock options	665,758	285,564
Proceeds from employee stock purchases	131,246	102,638
Proceeds from follow-on offering, net of underwriting discounts and offering costs	56,252,109	-
Proceeds from note payable, net of debt issuance costs and discount of $2,437,644	59,226,276	-
Proceeds from an ATM offering, net of issuance costs	7,356,107	-
Payments for secondary registration statement costs	(102,237)	(128,298)
Payments for debt issuance costs	-	(2,716)
Payments for finance leases	-	(2,449)
Net cash provided by financing activities	138,265,075	254,739
Net change in cash and cash equivalents	(18,059,485)	1,188,330

Cash and cash equivalents:
Beginning of period	30,662,774	24,571,557
End of period	$12,603,289	$25,759,887

Supplemental disclosure of cash flow information:
Interest paid	$5,114,145	$2,405,441
Supplemental disclosures of non-cash investing and financing activities:
Offering and registration statement costs included in accounts payable	$44,621	$13,865
Property and equipment included in accounts payable	$13,584	$12,961
Common stock warrants issued with note payable transaction	$1,228,911	$-

See accompanying notes to the condensed financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Nine Months Ended September 30, 2024 and 2023)

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

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited condensed financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected during the remainder of the current year or for any other future period.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the development stage including, but not limited to, the clinical and commercial success of its initial drug product, gedatolisib, the regulatory approval of gedatolisib, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, and significant competition.

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the Company believes utilization of third-party reports most accurately reflects expenses incurred. As the current VIKTORIA-1 Phase 3, the CELC-G-201 Phase 1b/2 and the VIKTORIA-2 Phase 3 clinical trials ramp up site activation and patient enrollment, the Company’s estimated expenses in future periods and actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations and financial position.

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

The following table summarizes the potentially-dilutive shares excluded from the diluted weighted-average shares outstanding:

	September 30,
	2024	2023
Preferred stock on an as-if-converted to common stock basis	3,175,770	10,608,730
Options to purchase common stock	4,212,102	2,702,629
Warrants to purchase common stock	5,521,152	7,266,102
Restricted common stock	1,079	1,958
Total	12,910,103	20,579,419

Pre-funded warrant shares of 5,747,787 are included in the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2024, as the pre-funded warrants are exercisable for nominal consideration.

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

The following tables summarize the Company’s held-to-maturity investment securities at amortized cost as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$251,455,468	$196,920	$-	$251,652,388
Total	$251,455,468	$196,920	$-	$251,652,388

	December 31, 2023
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$149,919,974	$30,995	$-	$149,950,969
Total	$149,919,974	$30,995	$-	$149,950,969

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

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, contract manufacturing organizations (“CMOs”) and contract research organizations (“CROs”). The Company currently has two Phase 2 clinical trial agreements in place to evaluate targeted therapies selected with one of our CELsignia tests. Timing of milestone payments related to the Phase 2 clinical trials are uncertain and the contracts generally provide for termination following a certain period after notice, therefore the Company believes that non-cancelable obligations under the agreements are not material. The Company also has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company continued a Phase 1b study – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Phase 1B and the Expanded Access studies are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical study (VIKTORIA-1) and Phase 1b/2 clinical study (CELC-G-201) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of September 30, 2024, the Company had two material non-cancelable contractual commitments with respect to these arrangements, which totaled approximately $1.6 million.

Software

In August 2024, the Company entered into two software license agreements. These agreements will expire in August 2026. As of September 30, 2024, the Company had non-cancelable contractual commitments with respect to these arrangements, which totaled approximately $0.2 million.

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

On March 15, 2024, one of the Company’s investors exercised 1,739,080 common stock warrants at an exercise price of $8.05 per share, which generated approximately $14.0 million in cash. The warrants were issued pursuant to the Securities Purchase Agreement dated May 15, 2022, that closed and was funded on December 9, 2022.

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

Common stock warrants of 65,204 from several investors were exercised, which generated approximately $554,000 in cash in the third quarter of 2024. The 65,204 common stock warrants were net of shares withheld for exercise price.

At September 30, 2024, the Company’s authorized capital stock consisted of 65,000,000 shares of common stock, of which 37,116,267 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 317,577 shares were outstanding. As of September 30, 2024, no dividends have been declared on the Company’s capital stock.

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

Commissions and other offering expenses related to the Open Market Sale Agreement transactions in April and May 2024 were $0.3 million.

On May 30, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters relating to the issuance and sale of 3,871,000 shares of Common Stock, at a price to the public of $15.50, generating gross proceeds of approximately $60.0 million. The offering closed on May 31, 2024 and resulted in net proceeds to the Company of approximately $56.3 million after deducting underwriting discounts and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, clinical trial expenditures, expansion of business development activities and other general corporate purposes.

7. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,815,392	$7.95	1,976,586	$6.34
Granted	1,557,479	16.37	874,548	10.13
Exercised	(89,059)	7.48	(82,708)	3.65
Forfeited	(71,710)	9.95	(65,797)	7.45
Balance at September 30	4,212,102	$11.04	2,702,629	$7.63

Options exercisable at September 30:	1,891,297	$7.11	1,440,231	$6.26

Weighted Average Grant Date Fair Value for options granted during the period:		$11.38		$7.09

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
4,212,102	8.16	$11.04	$18,651,440	1,891,297	$7.11	$14,838,086

The Company recognized stock-based compensation expense for stock options of $1,843,424 and $1,065,567 for the three months ended September 30, 2024 and 2023, respectively and $4,463,423 and $3,516,180 for the nine months ended September 30, 2024 and 2023, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17, 2022. The effect of this modification on stock-based compensation was $26,652 and $30,188 for the three months ended September 30, 2024 and 2023, respectively, and $80,063 and $107,490 for the nine months ended September 30, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $83,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect of this modification on stock-based compensation was $15,773 and $15,773 for the three months ended September 30, 2024 and 2023, respectively and $47,300 and $49,617 for the nine months ended September 30, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $51,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect of this modification on stock-based compensation was $0 and $3,041 for the three months ended September 30, 2024 and 2023, respectively and $696 and $16,975 for the nine months ended September 30, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be $0.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards and the Monte Carlo simulation model was used to estimate the fair value of the performance-based awards, with the following weighted-average assumptions for the nine months ended September 30:

	2024	2023
Risk-free interest rate	3.48% - 4.71%	3.41% - 4.61%
Expected volatility	71.2 to 76.10%	78.0 to 79.8%
Expected life (years)	5.25 to 10.00	5.25 to 6.08
Expected dividend yield	0%	0%

The inputs for the Black-Scholes valuation model and the Monte Carlo simulation model require management’s significant assumptions. Prior to the Company’s initial public offering, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the initial public offering, the price per share of common stock is determined by using the closing market price on the Nasdaq Capital Market on the grant date. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method for the time-based awards and the life of the option for the performance-based awards, in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility is estimated based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded for the time-based awards. For the performance-based awards, the Company’s full historical volatility was used to value the options.

All assumptions used to calculate the grant date fair value of non-employee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options issued in connection with the agreements would also be cancelled.

The Company had 1,079 and 1,958 shares of restricted stock outstanding as of September 30, 2024 and 2023, respectively, and no shares of restricted stock vested during the three months ended September 30, 2024 and 2023. The Company recognized stock-based compensation expense for restricted stock of $4,448 and $4,903 for the three months ended September 30, 2024 and 2023, respectively and $17,773 and $13,597 for the nine months ended September 30, 2024 and 2023, respectively.

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

At the Annual Meetings held on May 12, 2021 and May 12, 2022, the stockholders approved one-time, 500,000 increases each year for a total increase of 1,000,000, to the number of shares reserved for issuance under the 2017 Plan. At the Annual Meetings held on May 11, 2023 and May 9, 2024, the stockholders approved one-time, 1,500,000 increases each year for a total increase of 3,000,000, to the number of shares reserved for issuance under the 2017 Plan. The total remaining shares available for grant under the Company’s 2017 Plan as of September 30, 2024 was 1,286,511.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized at September 30, 2024:

2024	$2,158,997
2025	7,470,910
2026	6,066,260
2027	4,918,768
2028	1,740,835
Total estimated compensation cost to be recognized	$22,355,770

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $83,329 and $38,167 for the three months ended September 30, 2024 and 2023, respectively and $191,863 and $129,125 for the nine months ended September 30, 2024 and 2023, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 51,499, 74,594, 108,337, and 127,530 shares on January 1, 2021, 2022, 2023, and 2024, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of September 30, 2024 was 373,739.

The Company recognized total stock-based compensation expense as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September		September
	2024	2023	2024	2023
Stock-based compensation expense in operating expenses:
Research and development	$1,190,424	$660,706	$3,000,641	$1,954,689
General and administrative	740,777	447,931	1,672,418	1,704,213
Total	$1,931,201	$1,108,637	$4,673,059	$3,658,902

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

Long-term debt consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Note payable	$100,000,000	$35,000,000
Add: Final fee	4,500,000	-
Add: PIK interest (added to principal)	340,164	2,565,660
Less: unamortized debt issuance costs	(1,856,880)	(480,810)
Less: unamortized debt discount	(6,059,370)	(49,439)
Total long-term debt	$96,923,914	$37,035,411

Future principal payments, including the incurred PIK interest and Final Fee, are as follows:

Years Ending December 31,
2027	$30,538,311
2028	52,351,390
2029	21,950,463
Total	$104,840,164

9. Subsequent Event

On October 7, 2024, the Company held a Special Meeting of Stockholders at which the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s Common Stock from 65,000,000 to 95,000,000 (the “Authorized Share Increase”). The Authorized Share Increase had previously been approved, subject to stockholder approval, by the Company’s Board of Directors. On October 7, 2024, the Company filed a certificate of amendment to the Certificate of Incorporation with the Delaware Secretary of State to effect the Authorized Share Increase, which became effective immediately upon its filing.

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

Isoform-specific PI3K inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with isoform-specific inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis still leads to challenging toxicities. The experience with an FDA approved oral p110-α specific inhibitor, Piqray, illustrates the challenge. In its Phase 3 pivotal trial Piqray was found to induce a Grade 3 or 4 adverse event (“AE”) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued alpelisib due to treatment related AEs. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 9% discontinued treatment.

As of September 30, 2024, 492 patients with solid tumors have received gedatolisib in eight completed clinical trials. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Four patients from this study continue to receive study treatment, as of September 30, 2024, each of whom have received study treatment for more than five years. The B2151009 clinical was an open label, multiple arm Phase 1b study that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (“MTD”) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, D).

High objective overall response rates (“ORR”) were observed in all four expansion arms and were comparable in each arm for PIK3CA wild-type (“WT”) and PIK3CA mutant (“MT”) patients. As of the data cut-off date, March 16, 2023, for treatment- naïve patients in Escalation Arm A and Expansion Arm A (n=41), median progression free survival (mPFS) was 48.6 months, median duration of response (mDOR) was 46.9 months, and ORR was 79%, respectively. This data compares favorably to published data for current first-line standard-of-care treatments for patients with HR+, HER2- advanced breast cancer. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), ORR (including unconfirmed partial responses) ranged from 36% to 77%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than ORR from either the PALOMA-2 (ORR=55%) study that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all enrolled patients, a clinical benefit rate (CBR) of ≥ 79% was observed. Median progression free survival was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D).

Gedatolisib combined with palbociclib and endocrine therapy demonstrated a favorable safety profile with manageable toxicity. The majority of treatment emergent AEs were Grade 1 and 2. The most frequently observed AEs included stomatitis/mucosal inflammation, the majority of which were Grade 1 and 2. The most common Grade 4 AEs were neutropenia and neutrophil count decrease, which were assessed as related to treatment with palbociclib. No grade 5 AEs were reported in this study.

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

The VIKTORIA-1 clinical trial will enable separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and are PIK3CA WT will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). Subjects who meet eligibility criteria and are PIK3CA MT will be randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D) or alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Enrollment of the PIK3CA WT cohort is 100% enrolled and enrollment in the PIK3CA MT cohort is on plan. The PIK3CA WT cohort represents approximately 60% of the total patients enrolled to date in VIKTORIA-1. Based on our current forecast of reaching the event thresholds that will trigger primary analysis in both the PIKCA WT and MT cohorts, we expect to report topline data for the PIK3CA WT cohort sometime in late Q1 2025 or during Q2 2025 and to report topline data for the PIK3CA MT cohort in the second half of 2025. If the results from the PIK3CA wild-type patient cohort are positive, we would expect to file a new drug application, or NDA, with this data and follow-up with a supplemental NDA for the PIK3CA mutant cohort if those results are positive. If gedatolisib ultimately does receive FDA approval for both the PIK3CA wild-type and mutant populations, we estimate the peak revenue potential for this second-line indication could exceed $2 billion.

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

The primary objectives of the Phase 1b portion of the trial include assessment of the safety and tolerability of gedatolisib in combination with darolutamide and determination of the recommended Phase 2 dose of gedatolisib. The primary objective of the Phase 2 portion of the trial is to assess the radiographic progression-free survival (rPFS) at six months of patients who received the RP2D. We expect to report preliminary data in Q2 of 2025.

The Phase 3 VIKTORIA-2 clinical trial, an open-label, randomized study to evaluate the efficacy and safety of gedatolisib combined with fulvestrant plus a CDK4/6 inhibitor in comparison to fulvestrant plus a CDK4/6 inhibitor as first-line treatment for patients with HR+/HER2- advanced breast cancer who are endocrine therapy resistant is on track to enroll its first Patient in Q2 2025. For the CDK4/6 inhibitor, investigators may choose either ribociclib or palbociclib. The safety profile of gedatolisib combined with fulvestrant and palbociclib is well described, but the investigational combination of gedatolisib with ribociclib has not yet been clinically tested. Therefore, a safety run-in of approximately 12-36 subjects will evaluate the safety profile of gedatolisib combined with ribociclib and fulvestrant. The safety run-in will be completed, and gedatolisib’s Phase 3 dose confirmed, before enrolling patients in the Phase 3 portion of the study.

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

The clinical trial primary endpoints are progression free survival (PFS), per RECIST 1.1 criteria, as assessed by blinded independent central review. The primary PFS endpoints will be evaluated separately in subjects who are PI3KCA WT and PI3KCA MT.

The study’s design was reviewed and discussed with the U.S. Food and Drug Administration (FDA) during a Type C meeting. This global trial is expected to enroll subjects at up to 200 clinical sites across North America, Europe, Latin America, and Asia. Site qualification activities to support activation for the 200 sites is on track.

Recent Developments

Enrollment in our VIKTORIA-1 study remains robust and on-track. The PIK3CA WT cohort is 100% enrolled, and enrollment in the PIK3CA MT cohort is on plan. Based on our current forecast of reaching the event thresholds that will trigger primary analysis in both the PIK3CA WT and MT cohorts, we expect to report topline data for the PIK3CA WT cohort sometime in late Q1 2025 or during Q2 2025 and to report topline data for the PIK3CA MT cohort in the second half of 2025.

The Phase 1b/2 clinical trial, evaluating gedatolisib in combination with darolutamide for the treatment of patients with metastatic castration resistant prostate cancer (mCRPC), is ongoing and expected to report preliminary data in Q2 2025

The VIKTORIA-2 Phase 3 clinical trial remains on track to enroll its first patient in Q2 2025. Site qualification activities to support activation of up to 200 sites across North America, Europe, Latin America, and Asia are on track.

Overall survival data from the B2151009 Phase 1b clinical trial will be presented at the San Antonio Breast Cancer Symposium (SABCS), taking place December 10-13, 2024.

Additional nonclinical data further characterizing the mechanism of action of gedatolisib and its effect on breast cancer cell metabolic functions will also be presented at the SABCS.

In October, Cancers published results of nonclinical studies in gynecological cancer cell line models highlighting the differences between single-node inhibitors of the PI3K/AKT/mTOR pathway and gedatolisib. The published manuscript is available online and on the publications section of Celcuity’s website.

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended September 30, 2024 and 2023, we reported a net loss of approximately $29.8 million and $18.4 million, respectively, and for the nine months ended September 30, 2024, we reported a net loss of approximately $75.1 million and $44.9 million, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $235.2 million. As of September 30, 2024, we had cash and cash equivalents and short-term investments of approximately $264.1 million.

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we initiated a Phase 3 clinical trial, VIKTORIA-1, in 2022 to support potential regulatory approval to market gedatolisib as a second line treatment for HR+, HER2- advanced breast cancer. In August 2023, we announced plans to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. In May 2024, we announced plans to initiate a Phase 3 clinical trial, VIKTORIA-2, to evaluate gedatolisib plus a CDK4/6 inhibitor and fulvestrant as a first-line treatment for patients with HR+, HER2-, advanced breast cancer who are endocrine therapy resistant. If we obtain regulatory approvals to market gedatolisib, we expect to initially generate revenue from sales of the drug for the treatment of breast cancer patients.

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

Internal and external research and development costs are expensed as they are incurred. As we continue development of gedatolisib and manage studies and clinical trials, including the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 clinical trial, and the VIKTORIA-2 Phase 3 clinical trial and other clinical trials to evaluate the efficacy of targeted therapies in cancer patients selected with one of our CELsignia tests, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

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

Sales and Marketing

Sales and marketing expenses consist primarily of professional and consulting fees related to these functions. To date, we have incurred immaterial sales and marketing expenses as we continue to focus primarily on the development of our first drug, gedatolisib, managing the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 clinical trial, and the VIKTORIA-2 Phase 3 clinical trial. We would expect to begin to incur increased sales and marketing expenses in anticipation of the commercialization of our first drug, gedatolisib. These increased expenses are expected to include employee-related, consulting costs and professional fees.

Interest Expense

Interest expense is primarily due to a Loan Agreement.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Increase (Decrease)
	2024	2023	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$27,587,483	$17,488,236	$10,099,247	58%
General and administrative	2,472,416	1,409,801	1,062,615	75
Total operating expenses	30,059,899	18,898,037	11,161,862	59
Loss from operations	(30,059,899)	(18,898,037)	(11,161,862)	59

Other (expense) income
Interest expense	(3,343,989)	(1,372,132)	(1,971,857)	144
Interest income	3,612,099	1,865,629	1,746,470	94
Other income, net	268,110	493,497	(225,387)	(46)
Net loss before income taxes	(29,791,789)	(18,404,540)	(11,387,249)	62
Income tax benefits	-	-	-	-
Net loss	$(29,791,789)	$(18,404,540)	$(11,387,249)	62%

Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$70,732,017	$42,512,811	$28,219,206	66%
General and administrative	6,104,803	3,988,248	2,116,555	53
Total operating expenses	76,836,820	46,501,059	30,335,761	65
Loss from operations	(76,836,820)	(46,501,059)	(30,335,761)	65

Other (expense) income
Interest expense	(7,005,284)	(3,929,140)	(3,076,144)	78
Interest income	8,716,040	5,499,555	3,216,485	58
Other income, net	1,710,756	1,570,415	140,341	9
Net loss before income taxes	(75,126,064)	(44,930,644)	(30,195,420)	67
Income tax benefits	-	-	-	-
Net loss	$(75,126,064)	$(44,930,644)	$(30,195,420)	67%

Research and Development

Our research and development expenses for the three months ended September 30, 2024 were approximately $27.6 million, representing an increase of approximately $10.1 million, or 58%, compared to the same period in 2023. Of the $10.1 million increase in research and development expense, $6.3 million was primarily related to costs supporting on-going activities for the VIKTORIA-1 and CELC-G-201 trials and the initiation of the VIKTORIA-2 Phase 3 pivotal trial. The remaining $3.8 million was related to increased employee and consulting expenses.

Our research and development expenses for the nine months ended September 30, 2024 were approximately $70.7 million, representing an increase of approximately $28.2 million, or 66%, compared to the same period in 2023. Of the $28.2 million increase in research and development expenses, $20.8 was primarily related to costs supporting on-going activities for the VIKTORIA-1 and CELC-G-201 trials and activities supporting the initiation of the VIKTORIA-2 Phase 3 pivotal trial. The remaining $7.4 million was related to increased employee and consulting expenses.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to develop gedatolisib and manage the VIKTORIA-1 Phase 3, the CELC-G-201 Phase 1b/2 and the VIKTORIA-2 Phase 3 pivotal trial.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2024 were approximately $2.5 million, representing an increase of approximately $1.1 million, or 75%, compared to the same period in 2023. Of the $1.1 million increase in general and administrative expense, $0.9 million was related to increased employee and consulting expenses. The remaining $0.2 million of the $1.1 million increase resulted from professional fees and other administrative expenses.

Our general and administrative expenses for the nine months ended September 30, 2024 were approximately $6.1 million, representing an increase of approximately $2.1 million, or 53%, compared to the same period in 2023. Employee related expenses accounted for $1.5 million of the $2.1 million increase. The remaining $0.6 million of the increase resulted from professional fees and other administrative expenses.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and other compliance matters.

Interest Expense

Interest expense for the three months ended September 30, 2024 was $3.3 million and represents an increase of $2.0 million, or 144%, compared to the same period in 2023. Interest expense is the result of a Loan Agreement that was executed in April 2021, amended in August 2022 and March 2024, and further amended and restated in May 2024. The increase is due primarily to the incremental $61.7 million funding of Term Loan C in May 2024. The $3.3 million of interest expense includes $0.7 million of non-cash interest expense.

Interest expense for the nine months ended September 30, 2024 was $7.0 million and represents an increase of $3.1 million, or 78%, compared to the same period in 2023. The increase is due primarily to the incremental $61.7 million funding of Term Loan C in May 2024. The $7.0 million of interest expense includes $1.9 million of non-cash interest expense.

Interest Income

Interest income for the three months ended September 30, 2024 was $3.6 million and represents an increase of $1.7 million compared to the same period in 2023. The increase was primarily from the closing of additional equity and debt financing activities in May 2024, leading to higher cash, cash equivalents and short-term investment balances.

Interest income for the nine months ended September 30, 2024 was $8.7 million and represents an increase of $3.2 million compared to the same period in 2023. The increase was primarily from the closing of additional equity and debt financing activities in May 2024, leading to higher cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through September 30, 2024, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through September 30, 2024, we raised an aggregate of approximately $368.7 million of net proceeds through sales of our securities, and as of September 30, 2024 had $100.0 million of borrowings under loan agreements, not including payable-in-kind interest. As of September 30, 2024, our cash and cash equivalents and short-term investments were approximately $12.6 million and $251.5 million, respectively, and we had an accumulated deficit of approximately $235.2 million.

Pre-funded Warrants. On October 18, 2023, the Company entered into a securities purchase agreement to sell pre-funded warrants at a price of $8.70 per warrant, to purchase up to 5,747,787 shares of the Company’s common stock in a private placement. The closing of the private placement occurred on October 20, 2023, and resulted in gross proceeds of approximately $50.0 million, before deducting offering expenses of approximately $0.1 million.

Open Market Sale Agreement. On February 4, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50,000,000. On October 12, 2022, pursuant to this agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses) On December 1, 2023, pursuant to this agreement, the Company sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15.0 million ($14.4 million net of commissions and offering expenses). In April 2024 and May 2024, pursuant to the Open Market Sale Agreement with Jefferies LLC, as agent, the Company sold 285,714 and 149,700 shares of common stock, respectively, at an average selling price of $17.55 per share, generating gross proceeds of $7.6 million before deducting commissions and other offering expenses of $0.3 million. At September 30, 2024, $22.2 million of common stock remains available for sale under the Jefferies agreement.

Equity Offering: On May 30, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters relating to the issuance and sale of 3,871,000 shares of common stock, at a price to the public of $15.50, generating gross proceeds of approximately $60.0 million. The offering closed on May 31, 2024 and resulted in net proceeds to the Company of approximately $56.3 million after deducting underwriting discounts and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include research and development expenditures, clinical trial expenditures, expansion of business development activities and other general corporate purposes.

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

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, manage the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 trial and the VIKTORIA-2 Phase 3 pivotal trial, conduct other studies and clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib. We expect to use cash on hand, together with the funds to be received under the debt and equity financings described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30:

	September 30,
	2024	2023

Net cash provided by (used in):
Operating activities	$(55,696,760)	$(35,276,332)
Investing activities	(100,627,800)	36,209,923
Financing activities	138,265,075	254,739
Net increase (decrease) in cash and cash equivalents	$(18,059,485)	$1,188,330

Operating Activities

Net cash used in operating activities was approximately $55.7 million for the nine months ended September 30, 2024 and consisted primarily of a net loss of approximately $75.1 million, partially offset by working capital changes of $13.9 million and non-cash expense items of approximately $5.5 million. Non-cash expense items of approximately $5.5 million primarily consisted of $4.7 million of stock-based compensation expense and net non-cash interest of $0.8 million. The approximately $13.9 million of working capital changes was primarily due to increases in accrued expenses and accounts payable, and a decrease in other current assets.

Net cash used in operating activities was approximately $35.3 million for the nine months ended September 30, 2023 and consisted primarily of a net loss of approximately $44.9 million partially offset by non-cash expense items of approximately $4.8 million and working capital changes of $4.8 million. Non-cash expense items of approximately $4.8 million primarily consisted of $3.7 million of stock-based compensation expense, net non-cash interest of $1.0 million and depreciation expense of $0.1 million. The approximately $4.8 million of working capital changes was primarily due to increases in accounts payable and accrued expenses of $3.0 million and $2.8 million, respectively, offset by an approximately $1.0 million increase in other current assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $100.6 million and consisted primarily of net purchases of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities), partially offset by purchases of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2023 was approximately $36.2 million and consisted primarily of net proceeds from maturities of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities) partially offset by minimal purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $138.2 million and primarily consisted of net proceeds of approximately $59.2 million from incremental debt financing, $56.3 million from an equity offering and $7.3 million from an at-the market offering. The remaining $15.4 million consisted of proceeds from the exercise of common stock warrants, the exercise of employee stock options and employee stock purchases.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, we issued 65,204 shares of common stock upon the exercise of previously issued warrants as follows:

●	58,282 shares were issued pursuant to the exercise of warrants at an exercise price of $9.50 per share, resulting in cash proceeds of approximately $554,000; and

●	6,922 shares were issued pursuant to the exercise of 17,256 warrants in a cashless exercise whereby 10,334 shares with a value of $15.87 per share were used to settle the exercise price and the remaining 6,922 shares were issued to the warrant holders.

The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

3.2	Bylaws, (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, (v) the Notes to Condensed Financial Statements and (vi) the information under Part II, Item 5, “Other Information.”

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2024	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

