Form 10-K
period 2024-12-31
Celcuity Inc.
filed 2025-03-31
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $16.38, the closing price of the shares of common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Capital Market on such date, was approximately $530,223,434.

As of March 24, 2025, there were 37,839,392 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

2024 Annual Report on Form 10-K

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

All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “target,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. Additionally, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements may include, among other things, statements relating to:

●	our clinical trial plans and the estimated timelines and costs for such trials;

●	our plans to develop and commercialize our products, and our expectations about the market opportunity for gedatolisib and our ability to serve that market;

●	our expectations with respect to our competitive advantages, including the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments;

●	our expectations regarding the timeline of patient enrollment and results from clinical trials, including our existing Phase 3 VIKTORIA-1 clinical trial, upcoming Phase 3 VIKTORIA-2 clinical trial, and Phase 1b/2 clinical trial for gedatolisib;

●	our expectations regarding our ability to obtain United States Food and Drug Administration (“FDA”) approval to commercialize gedatolisib;

●	our expectations regarding governmental laws and regulations affecting our operations, including, without limitation, developments in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S. and laws that affect our operations and our laboratory;

●	our expectations with respect to the development, validation, required approvals, costs and timelines of our drug candidate gedatolisib;

●	our beliefs related to the potential benefits resulting from Breakthrough Therapy designation for gedatolisib;

●	our plans with respect to research and development and related expenses for the foreseeable future;

●	our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer with respect to gedatolisib;

●	our expectations regarding the future payments that may be owed to Pfizer under our license agreement with them;

●	our beliefs with respect to the potential rate and degree of market acceptance, both in the United States and internationally, and clinical utility of gedatolisib;

●	our revenue expectations;

●	our expectations regarding business development activities, including collaborations with pharmaceutical companies;

●	our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for our drug candidate, gedatolisib, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and from government insurance programs, such as Medicare and Medicaid;

●	our expectations as to the use of proceeds from our financing activities;

●	our expectations with respect to availability of capital, including accessing our current debt facility or any other debt facility or other capital sources in the future, and our assumption that we will have adequate authorized shares for future equity issuances;

●	our beliefs regarding the adequacy of our cash on hand to fund our clinical trials, capital expenditures, working capital, and other general corporate expenses, as well as the increased costs associated with being a public company;

●	our plans with respect to potentially raising capital; and

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates, including our gedatolisib drug candidate and our CELsignia platform and tests.

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

●	We have a limited operating history and we may never generate revenue or profit;

●	Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize our drug candidate, gedatolisib;

●	Future financing activities could dilute the percentage ownership of our stockholders and could cause our stock price to fall, or could result in operating or other restrictions;

●	We are currently conducting and will continue to conduct clinical trials. Clinical trials are expensive and complex with uncertain outcomes, which may prevent or delay commercialization of our products;

●	Our near-term revenue prospects depend on the success of our initial drug product, gedatolisib. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, gedatolisib, or if we experience delays in doing so, our business will be materially and adversely impacted;

●	The successful development and commercialization of our products is highly uncertain;

●	We were not involved in the early development of gedatolisib, so we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials;

●	We have not yet successfully completed any registrational clinical trials, and we may be unable to do so for any drug candidates we may develop;

●	For a new drug to be approved for marketing, the FDA in the United States and health authorities in other countries must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with palbociclib and fulvestrant, or gedatolisib in combination with fulvestrant, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval;

●	We must navigate lengthy, uncertain, and expensive regulatory approval processes to be able to market our products in the U.S. and other jurisdictions;

●	If we encounter difficulties enrolling patients in any of our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	We depend on intellectual property licensed from third parties, including from Pfizer for our lead product candidate, gedatolisib, and termination of this license could result in the loss of significant rights, which would materially and adversely impact our business;

●	If we and our business partners are unable to obtain and maintain intellectual property protection for our products and technology, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidate may be impaired;

●	If we fail to comply with our obligations under our patent license with Pfizer, we could lose certain license rights that are important to our business;

●	We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials and to formulate and manufacture our drug product. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, any potential product candidates;

●	We will be dependent on our ability to attract and retain key personnel;

●	We may encounter difficulties in scaling production, commercializing, marketing and distributing our products, including in hiring and retaining a qualified sales force;

●	Our estimate of the market opportunity for our drug candidate may not prove to be accurate;

●	We face significant competition from other pharmaceutical and diagnostic companies; and

●	The price of our common stock may be volatile and fluctuate substantially.

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

We are a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. Our lead therapeutic candidate is gedatolisib, a potent, well-tolerated, small molecule reversible inhibitor, administered intravenously, that selectively targets all Class I isoforms of phosphatidylinositol-3-kinase (“PI3K”) and the two mechanistic targets of rapamycin (“mTOR”) sub-complexes, mTORC1 and mTORC2. Gedatolisib’s mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. We believe there is significant potential for gedatolisib to address breast and prostate cancer tumors, and it has the potential to be used in other tumor types where the PI3K/protein kinase B (“AKT”)/mTOR (“PAM”) pathway is either: i) driving tumorigenesis directly; ii) cooperating with other dysregulated signaling pathways; or iii) a mechanism of resistance to other drug therapies.

Our initial clinical development programs for gedatolisib are focusing on the treatment of patients with hormone receptor positive (“HR+”), human epidermal growth factor receptor 2 negative (“HER2-”), or HR+/HER2-, advanced or metastatic breast cancer (“ABC”), and patients with metastatic castration resistant prostate cancer (“mCRPC”).

In January 2022, gedatolisib was granted Fast Track designation for the treatment of patients with HR+/HER2- advanced breast cancer after progression on CDK4/6 therapy. Fast Track designation is granted by the FDA for products that are intended for the treatment of serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need.

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

In December 2022, we dosed the first patient in our Phase 3, open-label, randomized two-part clinical trial, VIKTORIA-1. This trial is evaluating the efficacy and safety of gedatolisib in combination with fulvestrant with and without palbociclib in adults with HR+, HER2- advanced breast cancer who have received prior treatment with a CDK4/6 inhibitor in combination with an aromatase inhibitor. Two studies based on PIK3CA mutation status are included in the trial. According to confirmed PIK3CA mutation status, patients will be manually assigned to a cohort evaluating patients who have PIK3CA wild type (“WT”) tumors or to a cohort evaluating patients who have PIK3CA mutant (“MT”) tumors. The two cohorts are randomized separately. The cohort evaluating PIK3CA WT patients completed enrollment during the fourth quarter of 2024 while the cohort evaluating patients with PIK3CA MT (as defined below) continues to enroll patients.

In February 2024, we dosed our first patient in our Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with mCRPC. Initial preliminary data for the Phase 1 portion of the trial is expected to be available by the end of the second quarter of 2025.

During the third quarter of 2024, we commenced site selection and activation activities to support a Phase 3, open-label, randomized clinical trial, VIKTORIA-2. This trial is expected to dose its first patient in Q2 2025. This trial will evaluate the efficacy and safety of gedatolisib plus a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with HR+/HER2- endocrine treatment resistant advanced breast cancer. For the CDK4/6 inhibitor, investigators may choose either ribociclib or palbociclib. Approximately 200 clinical sites in North America, Europe, Latin America, and Asia-Pacific, including many sites included in the VIKTORIA-1 clinical trial, will participate in the study.

The PI3K/AKT/mTOR (PAM) Pathway

Dysregulation of the PAM signaling pathway is observed in many types of cancer, including breast and prostate cancer. The important role the PAM pathway plays in cancer has led to significant investment in the development of many different PI3K and mTOR inhibitors for solid tumors.

Activities associated with PI3K involve complex essential cell regulatory mechanisms, including feedforward and feedback signaling loops. Overactivation of the pathway is frequently present in human malignancies and plays a key role in cancer progression. Four catalytic isoforms of Class I PI3K preferentially mediate signal transduction and tumor cell survival based on the type of malignancy and the genetic or epigenetic alterations an individual patient harbors. Due to the multiple subcellular locations, activities, and importance of the different PI3K complexes in regulating many types of cancer cell proliferation, control of PI3K activity is an important target in cancer therapy.

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

Developing efficacious and well-tolerated therapies that target this pathway has been challenging. This reflects the inherent adaptability and complexity of the PAM pathway, where numerous feedforward and feedback loops, crosstalk with other pathways, and compensatory pathways enable resistance to PAM pathway inhibition. Another major hurdle for the development of PAM pathway inhibitors has been the inability to achieve optimal drug-target blockade in tumors while avoiding undue toxicities in patients.

Gedatolisib

By targeting multiple nodes of the PAM pathway, gedatolisib can overcome adaptive resistance mechanisms that inhibitors targeting single PI3K/AKT/mTOR nodes do not address. As a result, we believe gedatolisib offers distinct advantages over currently approved and investigational therapies that target PI3K or mTOR alone or together.

●	Overcomes limitations of therapies that only inhibit a single Class I PI3K isoform or only one mTOR kinase complex.

Gedatolisib is a pan-class I isoform PI3K inhibitor with low nanomolar potency for the p110α, p110β, p110γ, and p110δ isoforms. Because gedatolisib inhibits all four PI3K isoforms and both the mTORC1 and mTORC2 complexes, it prevents the confounding effect of isoform interaction that may occur with isoform specific PI3K inhibitors and the confounding interaction between PI3K isoforms, AKT, and mTOR. By contrast, node-specific inhibitors cross-activate uninhibited sub-units due to numerous feedforward and feedback loops between the PI3K isoforms, AKT, and mTOR complexes, which in turn induces compensatory resistance that reduces the efficacy of isoform specific PI3K, AKT, or mTORC1 inhibitors.

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

Breast Cancer Cell Line Proliferation Rate Dose Response Analysis

Average values for 14 PIK3CA MT and 14 PIK3CA WT breast cancer cell lines

Note: Growth rate (“GR”) was assessed using 28 cell lines by measuring live cells reducing potential with Real Time-Glo MT luciferase assay before and after 72-hour drug treatment. GR50 (concentration required to inhibit growth rate by 50%) is a measure of potency. Max cell growth inhibition (GR at highest drug concentration tested) is a measure of efficacy.

Source: Rossetti S. et.al., npj Breast Cancer, 2024

On average, gedatolisib was 300-fold more potent than the single node PAM inhibitors analyzed and only gedatolisib induced a significant cytotoxic effect. In addition, gedatolisib’s potency and efficacy was comparable in cell lines with and without PIK3CA mutations, in contrast to the single node PAM inhibitors.

●	Better tolerated by patients than oral PI3K and mTOR drugs.

Gedatolisib is administered intravenously (IV) on a four-week cycle of three-weeks-on, one-week-off, in contrast to the orally administered pan-PI3K or dual PI3K/mTOR inhibitors that are no longer being clinically developed. Oral pan-PI3K or PI3K/mTOR inhibitors have repeatably been found to induce significant side effects that were not well tolerated by patients. This typically leads to a high proportion of patients requiring dose reductions or treatment discontinuation, despite showing promising efficacy. By contrast, gedatolisib stabilizes at lower concentration levels in plasma compared to orally administered PI3K inhibitors, resulting in less toxicity, while maintaining concentrations sufficient to inhibit PAM pathway signaling.

Isoform-specific PI3K or mTORC1 inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with single-node PAM inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis still leads to challenging toxicities. The experience with the FDA approved oral PI3K-α inhibitor, alpelisib, and mTORC1 inhibitor, everolimus, illustrates the challenge. In their Phase 3 pivotal trials, alpelisib and everolimus were found to induce hyperglycemia in 79% and 69% of patients evaluated, respectively. In addition, 26% and 24% of patients discontinued alpelisib and everolimus, respectively, due to treatment related adverse events. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 25% of patients experienced hyperglycemia and less than 9% discontinued treatment.

Clinical Development

As of December 31, 2024, 492 patients with solid tumors have received gedatolisib in eight completed clinical trials. Gedatolisib’s safety, tolerability and pharmacokinetic profile were determined in a Phase 1 First-in-Human clinical trial. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

Breast Cancer Program

Breast cancer is the most prevalent cancer in women, accounting for 30% of all female cancers and 13% of cancer-related deaths in the United States. The National Cancer Institute estimated that approximately 310,720 new cases of breast cancer would be diagnosed in the United States in 2024, and approximately 42,250 breast cancer patients would die of the disease.

Four different breast cancer subtypes are currently identified using molecular tests that determine the level of HR and HER2 expression. The most common subtype of ABC is HR+/HER2-. Approximately 70% of all breast cancer tumors express the estrogen receptor (“ER”), which, upon activation, regulates the expression of various genes involved in tumor proliferation. Despite progress in treatment strategies, metastatic HR+/HER2- breast cancer (“MBC”) remains an incurable disease, with a median overall survival (OS) of three years and a five-year survival rate of 34%.

Three different classes of targeted therapies are currently used to treat HR+/HER2- tumors: endocrine-based therapies, CDK4/6 inhibitors, and PAM inhibitors. Each of the CDK4/6 inhibitors and PAM inhibitors are generally used to respond to the related mechanisms of resistance to endocrine therapy, namely, activation of the CDK4/6 and PAM pathways.

Over 70% of breast cancers have direct or indirect activation of the PAM pathway. The upregulation of the PAM pathway promotes hormone-dependent and independent ER transcriptional activity, which contributes to endocrine resistance, leading to tumor cell growth, survival, motility, and metabolism. Clinical studies have demonstrated that PAM inhibition can restore sensitivity to estrogen therapy (ET).

Additionally, the PAM pathway, like other mitogenic pathways, can also promote the activities of cyclin D and CDK4/6 to drive proliferative cell cycling. The available evidence indicates that resistance to CDK4/6 inhibition in patients with HR+/HER2- advanced breast cancer is a transient adaptive mechanism, most likely involving the PAM pathway. This data indicates that CDK4/6 signaling may be restored in CDK4/6 resistant tumors when PAM inhibitors are applied. Thus, continuing CDK4/6 inhibitor treatment in combination with a PAM inhibitor in patients who progressed on their prior CDK4/6 inhibitor, would both blockade the potentially reactivated CDK4/6 pathway and prevent adaptive activation of the PAM pathway. This suggests the limited efficacy induced by current standard-of-care (SOC) therapies in patients who have progressed on a CDK4/6 therapy reflects the mechanistic inadequacy of relying on partial PAM inhibition (e.g., alpelisib or everolimus) and no CDK4/6 inhibition to address this complex disease mechanism.

We believe the complex connection between the PAM and CDK4/6 pathways can potentially enable gedatolisib to adaptively reactivate CDK4/6 signaling that reportedly occurs in CDK4/6 resistant tumors when the PAM pathway is comprehensively blockaded. By re-activating CDK4/6 signaling, we believe gedatolisib can restore the therapeutic effect of CDK4/6 inhibition when it is combined with a CDK4/6 inhibitor. The contributory effect of a CDK4/6 inhibitor when combined with gedatolisib would thus largely reflect the interaction between the two therapies that gedatolisib initiates.

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

Source: Layman SABCS 2021

Clinical Experience with Gedatolisib in Breast Cancer

The favorability of preliminary results from our most recently completed clinical trial, a Phase 1b clinical trial which evaluated 138 patients with HR+/HER2- ABC, led us to focus on our initial clinical development program on advanced breast cancer.

On January 13, 2022, gedatolisib was granted Fast Track designation for the treatment of patients with HR+/HER2- advanced breast cancer after progression on CDK4/6 therapy. Fast Track designation is granted by the FDA for products that are intended for the treatment of serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need. The designation offers the opportunity for frequent interactions with the FDA to discuss the drug’s development plan and to ensure collection of appropriate data needed to support drug approval, as well as eligibility for rolling submission of a New Drug Application.

On July 18, 2022, gedatolisib was granted Breakthrough Therapy Designation for HR+/HER2- advanced breast cancer after progression on CDK4/6 therapy. Breakthrough Therapy designation is granted by the FDA to expedite the development and regulatory review of an investigational medicine that is intended to treat a serious or life-threatening condition. The criteria for Breakthrough Therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapies. The benefits of Breakthrough Therapy Designation include more intensive guidance from the FDA on an efficient development program, access to a scientific liaison to help accelerate review time, and potential eligibility for priority review if relevant criteria are met. Celcuity’s breakthrough application was supported by data from a Phase 1b clinical trial that assessed the safety, tolerability and clinical activity of gedatolisib in combination with palbociclib and fulvestrant in patients with HR+/HER2- advanced breast cancer whose disease progressed during treatment with a CDK4/6 therapy and an aromatase inhibitor.

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

A total of 138 patients with HR+/HER2- advanced breast cancer were dosed in the clinical trial. Four patients from this study continue to receive study treatment, as of December 31, 2024, each of whom have received study treatment for more than five years.

●	35 patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and determine the maximum tolerable dose (“MTD”) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapies. The MTD was determined to be 180 mg administered intravenously once weekly.

●	103 patients were enrolled in one of four expansion arms (A, B, C, D) to determine if the triplet combination of gedatolisib plus palbociclib and letrozole or gedatolisib plus palbociclib and fulvestrant produced a superior objective response (OR), compared to historical control data of the doublet combination (palbociclib plus endocrine therapy). All patients received gedatolisib in combination with standard doses of palbociclib and endocrine therapy (either letrozole or fulvestrant). In Arms A, B, and C, patients received an intravenous dose of 180 mg of gedatolisib once weekly. In Arm D, patients received an intravenous dose of 180 mg of gedatolisib on a four-week cycle of three-weeks-on, one-week-off. Objective response was determined using Response Evaluation Criteria in Solid Tumors v1.0, or RECIST v1.0.

○	Arm A: ABC with progression and no prior endocrine-based systemic therapy or a CDK4/6 inhibitor in the metastatic setting. First-line endocrine-based therapy for advanced disease (CDK4/6 treatment naive).

○	Arm B: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting, with no prior therapy with any CDK inhibitor. Second- or third-line endocrine-based therapy for metastatic disease.

o	Arm C: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for advanced disease.

o	Arm D: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for advanced disease.

●	For the 103 patients enrolled in the expansion portion of the Phase 1b clinical trial, the objective response rate (“ORR”) in aggregate among patients with evaluable tumors was 63%.

●	Best responses, as measured by RECIST v1.0, are shown in the following chart for Arm A (1st line patients) and Arm D (2nd/3rd line patients who received Phase 3 dosing regimen). The dotted line represents the cutoff for partial response (PR), defined as a 30% reduction from the baseline tumor assessment.

Source: Layman SABCS 2021

●	Safety analysis:

○	For all arms in aggregate, all patients experienced at least one Grade 1 or Grade 2 treatment-emergent adverse event. The Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (63%), stomatitis (27%) and rash (20%). Neutropenia is a known class effect of CDK4/6 inhibitors. Stomatitis was reversible in most patients with a steroidal mouth rinse. All grades of treatment-related adverse events related to hyperglycemia were reported in 22% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in less than 9% of patients.

○	For the patients in Arm D, who received the Phase 3 dosing schedule, Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (67%), leukopenia (22%), and stomatitis (22%). All grades of treatment-related adverse events related to hyperglycemia were reported in 26% of patients; Grade 3 or 4 hyperglycemia were reported in 7% of patients. Gedatolisib was discontinued in 4% of patients.

●	Best overall response data for each arm is presented in the table below:

Total Expansion Arms (N=103)
	Arm A	Arm B	Arm C	Arm D
Prior Therapy	1L CDKi-naive	2L+ CDKi-naive	2L/3L CDKi-pretreated	2L/3L CDKi-pretreated
n (Full, response evaluable)	31, 27	13,13	32, 28	27, 27
Study Treatment	P + L + G	P + F + G	P + F + G	P + F + G
Gedatolisib schedule	weekly	weekly	weekly	3 wks on/1 wk off
ORR [1] (evaluable)	85%	77%	36%	63%
mPFS [2] , mos (range)	48.4 (16.9, NR)	12.9 (7.6, 38.3)	5.1 (3.3, 7.5)	12.9 (7.4, 16.7)
PFS % at 12 mos [2]	72.1%	54.5%	23.6%	53.2%

	WT	MT	WT	MT	WT	MT	WT	MT
PIK3CA status	81%	16%	69%	31%	75%	25%	56%	41%
ORR (evaluable)	81%	100%	78%	75%	25%	63%	60%	73%
PFS at 12 months	74%	60%	50%	67%	22%	29%	49%	60%

(1) ORR represents PR, except in Arm A, which had 1 CR = Complete response. Responses per RECIST 1.1; (2) Includes 2 unconfirmed PR

Abbreviations: 1L= first line, 2L= second line; mos= months; NR = not reached; ORR, objective response rate; PFS, progression free survival

Source: Layman R. et. al, Lancet Oncol., 2024

Phase 3 HR+/HER2- ABC Clinical Trial (VIKTORIA-1)

In 2022, we initiated VIKTORIA-1, a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of gedatolisib in combination with fulvestrant with or without palbociclib in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor. This multi-center, international trial is expected to enroll approximately 701 total subjects at more than 200 clinical sites across North America, Europe, Latin America, and Asia-Pacific. The first patient was dosed in December 2022.

The clinical trial enables separate evaluation of subjects according to their PIK3CA status.

●	Subjects who meet eligibility criteria and do not have confirmed PIK3CA mutations (i.e., WT) are randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). During the fourth quarter of 2024, we achieved our enrollment goal of 351 subjects who are PIK3CA WT. We expect topline data for this group to be available in Q2 2025.

●	Subjects who meet eligibility criteria and have PIK3CA mutations (i.e., MT) are randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Enrollment of up to 350 subjects who are PIK3CA MT is ongoing. We expect topline data for this group to be available in the fourth quarter of 2025.

The clinical trial primary endpoints are progression free survival (“PFS”), per RECIST 1.1 criteria, as assessed by blinded independent central review (“BICR”). Two primary endpoints will be evaluated in subjects who are PI3KCA WT, and one primary endpoint will be evaluated in subjects who are PI3KCA MT. In subjects who are PI3KCA WT, the PFS of gedatolisib in combination with palbociclib and fulvestrant (Arm A) will be compared to fulvestrant monotherapy (Arm C), and the PFS in gedatolisib in combination with fulvestrant (Arm B) will be compared to fulvestrant monotherapy (Arm C). In subjects who are PI3KCA MT, the PFS of gedatolisib in combination with palbociclib and fulvestrant (Arm D) will be compared to alpelisib combined with fulvestrant (Arm E).

All subjects will receive treatment according to the assigned study arm until objective progressive disease, unacceptable toxicity, death, or withdrawal of consent, whichever occurs first. Subjects in Arm C will have the option to receive the treatment regimen provided in Arm A or Arm B upon radiographically confirmed disease progression. Subjects will be followed for adverse events, safety laboratory testing, tumor assessment by RECIST v1.1, quality of life, and overall survival.

Phase 3 HR+/HER2- ABC Clinical Trial (VIKTORIA-2)

During the third quarter of 2024, we initiated site selection and activation activities to support a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of gedatolisib plus a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with HR+/HER2- advanced breast cancer that is endocrine treatment resistant (VIKTORIA-2). For the CDK4/6 inhibitor, investigators may choose either ribociclib or palbociclib. This multi-center, international trial is expected to enroll approximately 12–36 evaluable subjects in the safety run-in portion of the study to evaluate the safety of gedatolisib when combined with ribociclib and fulvestrant. In the Phase 3 portion of the study, approximately 638 subjects will be randomized and assigned to Cohort 1 (“PIK3CA WT”) or Cohort 2 (“PIK3CA MT”) based on their PIK3CA status. Subjects in each cohort will be randomized on a 1:1 basis to either Arm A (gedatolisib with fulvestrant and ribociclib or palbociclib) or Arm B (fulvestrant and ribociclib or palbociclib). It is expected that approximately 200 clinical sites across North America, Europe, Latin America, and Asia-Pacific will participate. The first patient is expected to be dosed in the second quarter of 2025.

The clinical trial primary endpoints for this study are PFS, per RECIST 1.1 criteria, as assessed by BICR. The statistical analyses of Cohort 1 and 2 are independent of the other. For each cohort, the PFS of gedatolisib in combination with fulvestrant and either palbociclib or ribociclib (Arm A) will be compared to fulvestrant combined with either palbociclib or ribociclib (Arm B).

Prostate Cancer Program

In the United States, prostate cancer is the second leading cause of cancer death in men. Current estimates predict that one in eight men will be diagnosed with prostate cancer in his lifetime. The National Cancer Institute estimates that in 2024 there will be over 299,000 new cases of prostate cancer in the United States and approximately 35,250 deaths from the disease. Although approximately 69% of patients are diagnosed with localized prostate cancer, about 8% of patients present with metastatic disease with a 5-year survival rate of 37%. Androgen deprivation therapy (“ADT”) via medical or surgical castration has been the mainstay treatment for metastatic prostate cancer. However, prostate cancer cells develop resistance to ADT and progress to castration resistance, leading to poor prognosis and a median overall survival of about three to five years.

Men with mCRPC have a poor prognosis and a predicted survival rate of fewer than two years from the initial time of progression. Treatment options for prostate cancer depend on many different factors, including the stage of the cancer. Castration-resistant prostate cancer is defined by disease progression despite ADT and is often indicated by rising levels of PSA. Current standard of care for men with castration-resistant prostate cancer provides that patients should initially receive a combination of ADT and either abiraterone, which works by decreasing androgen levels, or enzalutamide, which works by blocking androgen binding to androgen receptors (“AR”). If the disease progresses despite these second-generation hormonal therapies, chemotherapy is considered the next treatment option. Treatment with chemotherapy is generally postponed for as long as possible due to the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.

Preclinical studies have demonstrated a potential association between the PAM pathway and AR signaling in prostate cancer cells developing resistance to ADT. In these studies, the AR and PAM pathways were shown to cross-regulate each other. This is similar to the relationship demonstrated in breast cancer with the estrogen receptor pathway and the PAM pathway. Additionally, 70% - 100% of mCRPC tumors have PAM related pathway alterations.

Several clinical studies have shown promising results by inhibiting the PAM pathway in combination with an AR inhibitor. In separate Phase 2 and Phase 3 trials, the AKT inhibitor, ipatasertib, showed improvement in radiographic PFS (“rPFS”) in patients with mCRPC and tumors with phosphatase and tensin homolog (“PTEN”) loss when ipatasertib was combined with the AR inhibitor, abiraterone, versus abiraterone alone. In a Phase 2 trial, the pan-PI3K inhibitor, samotolisib, reported median rPFS of 10.2 when combined with enzalutamide versus 5.5 months for enzalutamide alone.

Evidence of gedatolisib’s in vivo activity in prostate cancer was provided in a study evaluating the 22RV-1, PC3, and C4-2 prostate cancer xenograft models. As seen in the figures below, gedatolisib induced greater than 80% tumor growth inhibition, regardless of the xenograft model’s sensitivity to the AR inhibitor, enzalutamide and the cell lines’ PTEN or AR status. In addition, gedatolisib combined with enzalutamide induced significantly greater tumor growth inhibition than enzalutamide alone in the enzalutamide sensitive model (“C4-2”).

Source: Sen, ASCO-GU, 2023

Phase 1b/2 mCRPC Clinical Trial (CELC-G-201)

We received approval from the FDA in mid-2023 to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. We have since initiated a Phase 1b/2 clinical trial (CELC-G-201) that will enroll up to 54 participants with mCRPC who progressed after treatment with an AR inhibitor. We dosed our first patient in this trial in February 2024.

In the Phase 1b portion of the clinical trial, we enrolled 36 participants randomly assigned to receive 600 mg darolutamide combined with either 120 mg gedatolisib in Arm 1 or 180 mg gedatolisib in Arm 2. An additional 12 participants will then be enrolled in the Phase 2 portion of the study at the recommended phase 2 dose (“RP2D”) level to enable evaluation of 30 participants treated with the RP2D of gedatolisib.

The primary objectives of the Phase 1b portion of the trial include assessment of the safety and tolerability of gedatolisib in combination with darolutamide and determination of the recommended Phase 2 dose of gedatolisib. The primary objective of the Phase 2 portion of the trial is to assess the rPFS at six months of patients who received the RP2D.

Pfizer License Agreement

In April 2021, we entered into a license agreement (“the Gedatolisib License Agreement”) with Pfizer pursuant to which we acquired exclusive (including as to Pfizer) worldwide sublicensable rights to research, develop, manufacture, and commercialize gedatolisib for the treatment, diagnosis and prevention of all diseases. Pursuant to the Gedatolisib License Agreement, we are obligated to use commercially reasonable efforts to develop and seek regulatory approval for at least one product in the U.S. and if regulatory approval is obtained, to commercialize such product in the U.S. and at least one international major market.

We paid Pfizer a $5.0 million upfront fee upon execution of the Gedatolisib License Agreement and issued to Pfizer $5.0 million of our common stock. We are also required to make milestone payments to Pfizer upon achievement of certain development and commercial milestone events, up to an aggregate of $335.0 million. We will pay Pfizer tiered royalties on sales of gedatolisib at percentages ranging from the low to mid-teens, that may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition. Unless earlier terminated, the Gedatolisib License Agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (a) 12 years following the date of First Commercial Sale of such Product in such country, (b) the expiration of all regulatory or data exclusivity in such country for such Product, or (c) the date upon which the manufacture, use, sale, offer for sale or importation of such Product in such country would no longer infringe, but for the license granted herein, a Valid Claim of a Licensed Patent Right. Capitalized terms in this paragraph have the meanings set forth in the Gedatolisib License Agreement.

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

Manufacturing

We rely on third parties to manufacture gedatolisib. We have entered into agreements with contract manufacturing organizations (“CMOs”), to produce the drug substance gedatolisib, and produce, package and distribute finished drug product for clinical supply. We require all of our CMOs to conduct manufacturing activities in compliance with applicable laws including current good manufacturing practice (“cGMP”), requirements. We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production, and we have started negotiating agreements at this time to cover commercial production. We may also elect to enter into agreements with other CMOs to manufacture supplies of drug substance and finished drug product.

Sales and Marketing

If any of our product candidates are approved, we intend to market and commercialize them in the U.S. and select international markets, either alone or in partnership with others. Cancer patients are primarily treated by medical, surgical, or radiation oncologists, and we believe they can be reached with a targeted sales force.

Competition for Gedatolisib

The pharmaceutical industry is characterized by rapid evolution of technologies and intense competition. While we believe that our product candidates, technology, knowledge, experience, intellectual property, and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with approved treatment options, including off-label therapies, and new therapies that may become available in the future. Key considerations that would impact our ability to effectively compete with other therapies include the efficacy, safety, method of administration, cost, level of promotional activity and intellectual property protection of our products. Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products.

There are several PI3K, AKT, and mTOR inhibitors approved by the FDA, including PIQRAY and AFINITOR from Novartis AG, TRUQAP from AstraZeneca plc, Itovebi from F. Hoffmann-La Roche Ltd, COPIKTRA from Verastem, Inc., and ZYDELIG from Gilead Sciences, Inc. We are aware that other companies are, or may be, developing products for this indication, including BridgeBio Pharma Inc., Eli Lilly and Company, Kazia Therapeutics Limited, Relay Therapeutics, Inc., Revolution Medicines Inc., and Takeda Pharmaceutical Company Limited. There may be additional companies with programs suitable for addressing these patient populations that could be competitive with our efforts but that have not yet disclosed specific clinical development plans. Smaller or early-stage companies, including oncology-focused therapeutics companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, enrolling patients in clinical trials and acquiring technologies complementary to, or necessary for, our programs. The availability of reimbursement from government and private payors will also significantly impact the pricing and competitiveness of our products. Our competitors may obtain FDA or other regulatory approvals for their products more rapidly than we may obtain approvals for our product candidates, which could result in our competitors establishing a strong market position before we are able to commercialize our product candidates.

CELsignia

We founded our company to develop our proprietary CELsignia diagnostic platform and relied on the capability of this technology to identify our lead drug candidate, gedatolisib. CELsignia characterizes the specific activity of various oncogenic signaling pathways, including the PAM pathway, in living patient tumor cells. As previously disclosed, we made the decision to focus on the clinical development of gedatolisib and minimize our activities to support development of CELsignia.

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

Gedatolisib Patents

We entered into the Gedatolisib License Agreement with Pfizer in April 2021, pursuant to which we acquired exclusive worldwide rights under Pfizer patents and know-how to develop, manufacture and commercialize gedatolisib. We have exclusive licenses under the Gedatolisib License Agreement to patent rights in the U.S. and numerous foreign jurisdictions relating to gedatolisib. The patent rights in-licensed under the Gedatolisib License Agreement include 12 granted patents in the U.S. and more than 290 patents granted in foreign jurisdictions including Australia, Canada, China, France, Germany, Spain, United Kingdom and Japan. A U.S. patent covering gedatolisib as a composition of matter has a statutory expiration date in December 2029 (including 209 days of Patent Term Adjustment) and a U.S. patent that covers the cyclodextrin formulation of gedatolisib that is currently in clinical development expires in January 2041 (including 578 days of Patent Term Adjustment), not including any patent term extension that may be awarded by the FDA, and relevant foreign counterparts.

CELsignia Patents

With respect to CELsignia, we have six issued U.S. patents and 30 issued international patents covering our diagnostic approach using cell signaling analysis in living patient cells to guide treatment of patients with targeted therapies and cell sample preparation methods. The earliest expiration date of the patents is 2033. In addition, we have developed significant proprietary know-how and trade secrets for the various cell sample preparation and cellular analysis methods we have developed.

Product Trademark

We have applied for trademark protection for our preferred commercial product tradename. While we expect the trademark to issue, the FDA ultimately will determine whether we can use the trademark with our product.

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

U.S. Approval Process

Overview of FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (“NDAs”), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies according to good laboratory practices (GLP), or other applicable regulations;

●	submission to the FDA of an application for an investigational new drug application (“IND”), which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practices (“GCPs”), to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of an NDA for a new drug;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the NDA; and

●	FDA review of the NDA.

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

The clinical stage of development involves the administration of the investigational product to healthy volunteers or disease-affected patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with GCPs. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of an IND. Furthermore, each clinical trial must be reviewed and approved by an Institutional Review Board (“IRB”), for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also monitors the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

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

FDA Review and Approval Process

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. Prior to granting approval of the NDA, which is required before marketing of the product may begin in the U.S., the FDA must determine whether to accept the submission and, thereafter, conduct an in-depth review. This process may take a year or more. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of an NDA to FDA, absent an applicable fee waiver, is subject to a substantial application user fee, currently $4,310,002 for Fiscal Year 2025, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees for eligible products, which are currently $403,889 for Fiscal Year 2025.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

U.S. Marketing Exclusivity

Upon NDA approval of a new chemical entity (“NCE”), which is a drug (i.e., gedatolisib) that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot accept any Abbreviated New Drug Application (“ANDA”), seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there is no Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

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

The Clinical Trials Regulation (EU) No 536/2014 came into effect in 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, and repealed the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the Clinical Trial Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

To obtain a marketing authorization of a drug in the EU, we may submit Marketing Authorisation Applications (“MAA”), either under the so-called centralized or national authorization procedures.

Centralized Procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency (“EMA”), that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use (the “CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding stop-clocks.

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

Under the above-described procedures, before granting an MAA, the EMA or the competent authorities of the Member States of the European Economic Area (“EEA”), assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Regulations of CELsignia Tests

CLIA and CMS for Diagnostic

Our CELsignia tests are laboratory developed tests (“LDTs”), and subject to regulation under the Clinical Laboratory Improvement Amendments (“CLIA”). The Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”), regulates all clinical laboratory testing (except research) performed on humans in the United States through CLIA. All clinical laboratories that perform clinical lab services on human specimens for the purpose of providing information on the diagnosis, prevention or treatment of disease must receive CLIA certification. We received our CLIA certification in 2016. We also had our laboratory certified by the College of American Pathologists (“CAP”), in 2016, an organization recognized by CMS as a third-party reviewer of clinical laboratories. Several states, including, among others, New York and California, require licensure of out-of-state labs that receive specimens from the state and compliance with the state’s individual laboratory regulations.

FDA for Diagnostics

FDA approval or clearance is not currently required for CELsignia tests offered as a stand-alone LDT test. If we are partnered with a drug company to launch a CELsignia test as a companion diagnostic for a new drug indication, we would be required to obtain premarket approval (PMA), in conjunction with the pharmaceutical company seeking a new drug approval for the matching therapy. Historically, the FDA has exercised enforcement discretion with respect to tests performed solely in a central laboratory, like the CELsignia tests or LDTs. The FDA has not required laboratories that furnish only LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). However, the FDA has discussed potential regulation of LDTs and may regulate LDTs in the future.

Pricing and Reimbursement of our Product Candidates

Significant uncertainty exists as to the coverage and reimbursement status of any products we sell or may sell. Sales of our drug products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as VA, Tricare, Medicare and Medicaid, commercial health insurers, and other managed care organizations.

In order to obtain coverage and reimbursement for our drug product, we will conduct extensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product. Whether or not we conduct such studies, our products may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products, examining the medical necessity and reviewing the cost-effectiveness of drug products and questioning product safety and efficacy. If these third-party payors do not consider our product to be cost-effective compared to other available products, they may not cover our product or, if they do, the level of reimbursement may not be sufficient to allow us to realize a profit on the use of our product. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our product and could adversely affect our net revenue and results.

In August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program. We will evaluate the impact of the IRA on our business, operations and financial condition and results as the full effect of the IRA on our business strategy and the pharmaceutical industry remains uncertain. In addition, changes to the Medicaid program or the federal 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities, could have a material impact on our business following commercialization. We expect to see continued focus by Congress and the Trump Administration on regulating pricing, which could result in legislative and regulatory changes designed to control costs.

Pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug product to currently available drugs. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new drug products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for our product.

Coverage policies, third-party reimbursement rates and pricing regulation may change at any time.

Other Healthcare Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including CMS, the HHS Office of Inspector General and HHS Office for Civil Rights, other divisions of the HHS, the Department of Justice and state regulatory bodies including Boards of Pharmacy and Price Transparency Boards.

Healthcare systems, physicians, pharmacists, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with third-party payors, healthcare systems, physicians and pharmacists may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug product. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physician payment transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

The U.S. federal Anti-Kickback Statute (“AKS”) prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. A person does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation of the AKS.

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

These regulations present compliance and litigation risks for our business and others in our industry. We incur compliance-related expenses and expect to incur additional expenses if and when our products are commercialized. We may be subject to penalties or limitations on government program participation if we are found to have violated these regulations.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers, and their ownership and investment interests. The Affordable Care Act (the “ACA”), imposed, among other things, annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” to these providers. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although it is unclear that we would be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. See “European Data Collection” below for a discussion of data privacy and security enactments of the EU.

At the state level, the California Consumer Privacy Act (the “CCPA”), as amended and expanded by the California Privacy Rights Act (the “CPRA”), impose data protection obligations on certain businesses. While we believe that certain limited exceptions under the CPRA for clinical trial data and other health data would apply to us, these regulations exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information, which causes us to incur compliance costs. Privacy legislation similar to the CCPA has been adopted in other U.S. states, including Colorado, Connecticut, Kentucky, Maryland, Minnesota, Montana, New Jersey, New Hampshire, Nevada, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment, especially in light of the lack of applicable precedent and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our business strategy operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource consuming and can divert a company’s attention from the business.

European Data Collection

We are subject to the General Data Protection Regulation (the “GDPR”), and associated Data Protection Legislation, which govern the collection and use of personal data as it pertains to the EU/EEA/UK. This legislation imposes several requirements, including, but not limited to: determining the lawful bases of the processing of personal data, providing transparency information to the affected individuals, managing contractual relationships with relevant vendors and other third parties, notifying the appointment of a data protection officer to the relevant EU/EEA/UK competent national data protection authorities, and ensuring the security and confidentiality of personal data. The GDPR also imposes strict rules on the transfer of personal data outside of the EU/EEA/UK to the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU/EEA Member States and the UK may result in administrative penalties and other enforcement actions. We have incurred, and expect to continue to incur, compliance expenses in connection with the GDPR. If we are found to be in violation of the GDPR, our product development timeline may be affected, which would potentially affect our ability to generate revenue and might impact our competitive position.

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

Impact of Public Health Matters on our Business

As witnessed during the COVID-19 pandemic, future outbreaks or variants of the virus or other public health disruptions may cause additional delays in our clinical trial work or impact our ability to access health care practitioners who might utilize our product.

Corporate History

We were organized as a Minnesota limited liability company in 2011 and commenced operations in 2012. On September 15, 2017, we converted from a Minnesota limited liability company into a Delaware corporation and changed our name from Celcuity LLC to Celcuity Inc.

Employees and Labor Relations

As of December 31, 2024, we had 87 full-time employees, most of which were engaged in research and development activities, though hiring employees in preparation for anticipated commercial launch has begun. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2024, our voluntary turnover rate was approximately 5%.

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

We are a clinical-stage biotechnology company that commenced activities in January 2012. We have a limited operating history, and our business plan has not been tested. Since inception, we have had no revenue and have incurred significant operating losses. We have financed our operations primarily through equity and debt offerings. To generate revenue and become and remain profitable, we need to successfully complete our existing clinical trials, cultivate partnerships with pharmaceutical companies, and develop and commercialize gedatolisib pursuant to our license agreement with Pfizer. We must also build operational and financial infrastructure to support commercial operations, train and manage employees, and market and sell our anticipated drug product.

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

Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize our drug candidate, gedatolisib.

We will require additional capital to finance operating expenses and capital expenditures over the next several years if we launch gedatolisib and expand our infrastructure, commercial operations and research and development activities. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to our company.

Future financing activities could dilute the percentage ownership of our stockholders and could cause our stock price to fall or could result in operating or other restrictions.

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

We are dependent on our ability to attract and retain key personnel.

Our operations are materially dependent upon the services of our officers and key employees, including Brian F. Sullivan, our Chief Executive Officer, and Dr. Lance G. Laing, our Chief Science Officer. Successful implementation of our business plan will also require the services of other consultants and additional personnel. We cannot assure you that we will be able to attract and retain such persons as employees, independent contractors, consultants or otherwise. If we are not able to attract individuals with the skills required for our business, or if we lose the services of either Mr. Sullivan or Dr. Laing, we may be unable to successfully implement our business plan.

Product liability claims may damage our reputation and, if insurance proves inadequate, these claims may harm our business.

We may be exposed to the risk of product liability claims that is inherent in the biopharmaceutical industry. A product liability claim may damage our reputation by raising questions about our product’s safety and efficacy and could limit our ability to sell one or more products by preventing or interfering with commercialization of our drug candidate. In addition, product liability insurance for the biopharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms for any product we bring to market. Further, our product liability insurance coverage may not provide coverage or may be insufficient to reimburse us for any or all expenses or losses we may suffer. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and, if our product candidate receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial and human resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Product Strategy

Our near-term revenue prospects depend on the success of our initial drug product, gedatolisib. If we are unable to successfully complete clinical development of, obtain regulatory approval for or commercialize gedatolisib, or if we experience delays in doing so, our business will be materially harmed.

To date, we have not yet completed any registrational clinical trials or the development of our initial drug candidate, gedatolisib. Our future success and ability to generate revenue, which we do not expect until 2026 or later, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize gedatolisib for one or more intended uses. We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, our current or future product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, gedatolisib, including:

●	our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that gedatolisib is safe and effective;
●	insufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	negative or inconclusive results from our clinical trials or the clinical trials of others for drug products similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
●	product-related adverse events experienced by subjects in our clinical trials or by individuals using drugs or therapeutic biologics similar to gedatolisib;
●	delays in submitting applications, delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
●	conditions imposed by the FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials;
●	poor effectiveness of gedatolisib or companion therapeutics during clinical trials;
●	better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;
●	delays in enrolling subjects in clinical trials;
●	high drop-out rates of subjects from clinical trials;
●	inadequate supply or quality of drug products or other materials necessary for the conduct of our clinical trials;
●	greater than anticipated clinical trial or manufacturing costs;
●	unfavorable FDA or comparable regulatory authority inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or
●	varying interpretations of data by the FDA and comparable foreign regulatory authorities.

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

We have not yet successfully completed any registrational clinical trials, and we may be unable to do so for any drug candidates we may develop.

We will need to successfully complete registrational clinical trials in order to obtain the approval of the FDA or comparable foreign regulatory authorities to market our drug product. Carrying out clinical trials, including later-stage registrational clinical trials, is a complicated process. As an organization, we have not previously completed any registrational clinical trials. In order to do so, we are building and expanding our clinical development and regulatory capabilities, and there is risk that we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission and approval of our drug product. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of any drug products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our drug products.

The successful development of our products is highly uncertain.

Our business depends on the successful development of biopharmaceuticals, which is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons including, among other things, that clinical trial results may show the product candidates to be less effective than expected or to have unacceptable side effects or toxicities; we may fail to receive the necessary regulatory approvals or there may be a delay in receiving such approvals; or the proprietary rights of others and their competing products and technologies may prevent our product candidates from being commercialized.

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

Interim, topline and preliminary data from our clinical studies that we announce or publish from time to time may change as more data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as more patient data becomes available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and marketing efforts.

Further, others, including healthcare providers or payors, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding our business. If the topline or interim data that we report differ from actual results, or if others, including healthcare providers or payors, disagree with the conclusions reached, our ability to commercialize our product candidate may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Differences in trial design between early-stage clinical trials and later-stage clinical trials, which involve a greater number of patients and take years to complete, make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. Additionally, we are conducting and plan to conduct some open-label clinical trials, where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in those trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Where a randomized, placebo-controlled clinical trial is designed to allow enrolled subjects to cross-over to the treatment arm, there may be a risk of inadvertent unblinding of subjects prior to cross-over, which may limit the clinical meaningfulness of those data and may require the conduct of additional clinical trials. As such, the results from an open-label clinical trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Successful completion of clinical trials is a prerequisite to submitting a new drug application, or NDA, to the FDA and similar marketing applications to comparable foreign regulatory authorities for each drug product and, consequently, the ultimate approval and commercial marketing of any drug products. We may experience delays in initiating or completing clinical trials, including if it takes longer than expected to activate the targeted number of clinical sites, if the enrollment of patients is slower than anticipated or negatively affected by staffing shortages at clinical sites, or by other unanticipated factors, or if the FDA or other regulatory authorities require us to pause one or more of our clinical trials due to unexpected safety issues. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates.

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

Cybersecurity threats are becoming increasingly difficult to detect, and come from a variety of sources, including without limitation, nation-state actors and activists that create disruption for geopolitical reasons and in conjunction with military conflicts and defense activities. This risk is heightened during times of war and other major conflicts, including the war between Russia and Ukraine, the conflict between Israel and Hamas and the risk of a larger regional conflict. In addition, we and the third parties upon which we rely face an evolving cybersecurity threat landscape, which includes social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, attacks enhanced or facilitated by artificial intelligence (“AI”), software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats.

The majority of our employees and contractors work remotely. Remote work involves risks to our information technology systems and data, as individuals utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

While we take steps designed to identify, prevent, assess and mitigate vulnerabilities in our information systems and to mitigate related third-party risks, there can be no assurance that we will be able to detect and remediate all such vulnerabilities, including on a timely basis. The threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, we (or third parties on whom we rely) may be unable to detect a vulnerability until after a security incident has occurred. Further, we or third parties on which we rely may face downtime as a result of adopting new information technology systems that are designed to enhance compliance or reduce vulnerabilities.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

Public health matters may materially and adversely impact our business, including ongoing clinical trials.

The outbreak of COVID-19 and government measures taken in response demonstrated that public health matters have a significant impact on the global economy, with healthcare systems particularly affected. Future outbreaks or variants of COVID-19, or the emergence of other pandemics or public health disruptions, could materially and adversely impact our clinical trials, business, financial condition and results of operations. Potential disruptions include but are not limited to:

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information and personal data.

Issues in the use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If any of our vendors experiences an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Risks Related to Product Development and Product Regulation

If we are unable to obtain approval from the FDA or comparable foreign regulatory authorities to market our products for their intended use, we will not be able to generate revenue. For a new drug to be approved for marketing, the FDA and other regulatory authorities must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with palbociclib and fulvestrant, gedatolisib in combination with fulvestrant, or gedatolisib in combination with fulvestrant plus a CDK4/6 inhibitor, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval.

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

If a drug meets its primary efficacy endpoint objective in a Phase 3 clinical trial, and the drug sponsor has additional nonclinical and clinical data required by the FDA or other regulatory authorities, the drug sponsor may submit an NDA seeking marketing approval. Upon submission of an NDA, these health authorities perform a benefit-risk assessment that considers the strength and quality of evidence available and takes remaining uncertainties into account. These considerations include an assessment of the strengths and limitations of clinical trials, including design, and potential implications for assessing drug efficacy, the magnitude of benefit and interpretation of clinical importance, the benefit attributed to the drug when studied in combination with other therapies, and the clinical relevance of the study endpoints. We are currently conducting a Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib, in patients with HR+/HER2- advanced breast cancer after progression on CDK4/6 therapy, conducting a Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- advanced breast cancer, and conducting a Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer.

We have sought feedback from the FDA and other regulatory authorities on the design of gedatolisib clinical trials, with the goal of addressing these considerations in the clinical trials’ design. However, due to the complexity of clinical trials, the uncertainty of outcomes, and the uncertainty of how the FDA and other regulatory authorities may balance benefits and risks in their review of an NDA, it may not be practical or possible to address all benefit-risk assessment considerations in a clinical trial so that sufficient evidence is generated to support a marketing approval, even if the primary endpoint objective is achieved in the Phase 3 stage of the trial. The FDA or other regulatory authorities may require us to redesign or conduct additional unplanned clinical trials before granting any approval and we may not get approval at all. Regulatory approval may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. We cannot predict whether our research and clinical approaches will result in a drug that the FDA considers safe for humans and effective for indicated uses. In light of these uncertainties, the results from clinical trials that we conduct may not support approval of gedatolisib.

If regulatory approvals are delayed or not obtained, especially with respect to gedatolisib, it will negatively impact our ability to commercialize our products and generate revenue and may diminish any competitive advantages that we may otherwise enjoy. If we are required to conduct additional clinical trials or other testing of gedatolisib beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of gedatolisib, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval or not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	be subject to changes in the way our products are administered;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of the FDA’s Risk Evaluation and Mitigation Strategies program (“REMS”) or through modification to an existing REMS;
●	be sued; or
●	experience damage to our reputation.

Additionally, if the size of the FDA group dedicated to reviewing oncology-related submissions is reduced, further delays of any regulatory submission by Celcuity may be encountered.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. If we are slow or unable to adapt to changes in existing requirements or adopt new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Our focus on the clinical development of gedatolisib has led us to minimize the Company’s activities to support development of CELsignia, which will significantly delay, or potentially forestall, further advancement of clinical development of CELsignia tests or finding appropriate pharmaceutical company partners.

The success of our CELsignia tests depends on our ability to attract pharmaceutical company partnerships that provide revenue from the sale of CELsignia tests during clinical trials, from milestone payments during clinical trials, from sales of our CELsignia tests as companion diagnostics or stand-alone tests thereafter, and, potentially, from royalties on the incremental drug revenues our tests enable. Our ability to obtain such partnerships and generate such revenue depends in part on the ability of our first CELsignia tests to demonstrate the potential incremental opportunity available for pharmaceutical companies, as well as our ability to establish strategic partnerships or other arrangements with suitable pharmaceutical companies. Since these activities are no longer a priority for the Company, further advancement of the clinical development of the CELsignia platform will be substantially delayed or forestalled.

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

We are a party to a license agreement with Pfizer pursuant to which we in-license key patents for gedatolisib. This license imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, Pfizer may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. Further, we cannot be certain that the activities by these licensors were conducted in compliance with applicable laws and regulations or will result in additional valid and enforceable patents and other intellectual property rights.

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

If we are unable to obtain and maintain intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

We have applied for patents that protect our product candidates, and our patent portfolio currently includes, for CELsignia, six issued U.S. patents and 30 issued international patents, and, for our drug candidate gedatolisib, 12 granted patents in the U.S. and more than 290 patents granted in foreign jurisdictions including Australia, Canada, China, France, Germany, Spain, United Kingdom and Japan. We cannot ensure that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. We cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

As a result of these factors, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive product candidates. Moreover, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

We do not directly formulate or manufacture our drug product candidate and do not intend to establish our own manufacturing facilities. We will contract with one or more manufacturers to manufacture and supply our drug product, and we will use other third parties to package, store and distribute drug supplies for our clinical trials. If our drug product receives FDA approval, we will rely on one or more third-party contractors to manufacture and distribute our drug product.

Our reliance on a limited number of third-party manufacturers, including one primary manufacturer of the active ingredient gedatolisib, exposes us to risks that, among other things, we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement or additional manufacturer; our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and/or commercial needs, if any; our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials, or to successfully produce, store and distribute our products commercially; and our contract manufacturers may fail to comply with good manufacturing practice and other government regulations and corresponding foreign standards. Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

The pharmaceutical companies that we partner with for our CELsignia tests may not be successful in receiving regulatory approval for drug indications or may not commercialize their companion therapies for our expected companion diagnostic programs.

There can be no assurances that our pharmaceutical partners for our CELsignia tests will be able to obtain regulatory approval for new indications to treat applicable patient populations or otherwise be successful in commercializing their therapies. Among other risks, our pharmaceutical company partners may not meet clinical trial endpoint targets, may encounter regulatory or production delays, may not pursue commercialization of companion therapeutics, or may terminate their relationship with us.

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

If any product we develop achieves positive clinical trial results and receives marketing approval, whether on a standalone basis or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, existing drug therapies may be viewed as more reliable than gedatolisib. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternatives;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	convenience and ease of administration compared to other treatments;
●	the willingness of the target patient population to try new therapies or diagnostics and of physicians to prescribe or initiate these therapies;
●	the strength of marketing and distribution support;
●	the ability to obtain sufficient third-party coverage, market access and adequate reimbursement; and
●	the prevalence and severity of any side effects.

If our products do not achieve an adequate level of acceptance, we may never generate significant product revenues and we may not become profitable.

If we commercialize any product candidates, we will be subject to U.S. and foreign governmental regulations as well as private payor policies that mandate price controls or limitations on patient access to our products or establish prices paid by government entities or programs for our products. Our business and our future results could be adversely affected by changes in such regulations.

Even if we or our partners are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors such as the VA, Medicare and Medicaid programs, 340B, and managed care organizations in the U.S. or country specific governmental organizations in foreign countries. Government and private payors routinely seek to manage utilization and control costs, and there is considerable public and government scrutiny of pharmaceutical and diagnostic pricing. Efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, limit reimbursement to lower international reference prices, require deep discounts, and require manufacturers to report and make public price increases and sometimes provide a written justification for such price increases, could adversely affect our business if implemented.

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

We may encounter difficulties in scaling production of, commercializing, marketing and distributing our products, including in hiring and retaining a qualified sales force.

In order to commercialize any of our products, we must build production, marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Our beliefs that our products will be commercially viable have not been tested. These activities will be expensive and time-consuming and will require significant attention of our executive officers to manage. There are risks involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services.

In particular, there is intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Furthermore, there is no guarantee that the market opportunity for gedatolisib will be as significant as we expect or exist at all. If we are unable to successfully commercialize our products, or if we are delayed in doing so, including if we are unable to develop our marketing and sales networks or if our sales personnel do not perform as expected, we may never generate any revenue and our business may fail.

Our business, operational and financial goals may not be attainable if the market opportunities for our products are smaller than we expect. Our internal research and third party estimates may not accurately reflect the market opportunities for gedatolisib today or in the future.

The total market opportunities that we believe exist are based on a variety of assumptions and estimates, including the size of the addressable patient population in applicable jurisdictions, the penetration of other drugs in these markets, the number of potential companion diagnostic programs we will be able to successfully pursue, the amount of potential milestone payments that we could receive in companion diagnostic programs, the number of patients we will test in clinical trials, the price we will be able to charge for our products and the total annual number of cancer patients with undiagnosed abnormal cell signaling. In addition, we have relied on third-party publications, research, surveys and studies for information related to determining market opportunities, including without limitation, information on the number of cancer patients and those receiving various forms of treatment, the cost of drug therapy, the amount of revenue generated from various types of drug therapy, the objective response rates of drug therapies, the number of deaths caused by cancer and the expected growth in cancer drug therapy and diagnostic markets. Our internal research and estimates on market opportunities have been verified by independent sources, but any or all of our assumptions and/or estimates may prove to be incorrect for several reasons, such as inaccurate reports or information that we have relied on, potential patients or providers not being amenable to using our products or such patients becoming difficult to identify and access, limited reimbursement for our products, pricing pressure due to availability of alternative drugs or an inability to obtain the necessary regulatory approvals for new indications. If any or all of our assumptions and estimates prove inaccurate, we may not attain our business, operational and financial goals.

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

Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the UK, and the European Economic Area (the “EEA”), including personal health data, is subject to the UK/EU General Data Protection Regulation (the “GDPR”), which is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the UK/European Union, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenue or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associates to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that UK/EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union.

Similar actions are either in place or underway in the United States. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), as amended and expanded by the California Privacy Rights Act (the “CPRA”), applies to personal information of consumers, business representatives, and employees, and requires covered businesses to provide specific disclosures related to a business’s processing of personal data, new operational practices, and requirements to respond to certain requests from California residents related to their personal data. There is uncertainty about how the CPRA and other similar laws may be implemented and applied, and inconsistencies across jurisdictions complicate our compliance efforts. Accordingly, the CPRA and other similar laws may impact our business activities and increase our compliance costs, as well as our legal risks. The regulatory framework for the collection, use, safeguarding, transfer and other processing of information is rapidly evolving and is likely to remain uncertain for the foreseeable future.

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

Our operations are subject, directly or indirectly, to other federal, state and foreign laws and regulations that are complex and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Compliance with laws and regulations will require us to expend considerable resources implementing internal policies and procedures for compliance and ongoing monitoring and will require significant attention of our management team. This will be challenging as an early-stage company with limited financial resources and human capital. These laws include, for example:

●	Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in cash or in kind, in return for or to reward the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid;
●	The civil False Claims Act, which forbids the knowing submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, federal healthcare programs or private health plans;

●	The federal Physician Self-referral Law, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies, and similar state equivalents that may apply regardless of payor; and
●	The U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and the USA PATRIOT Act, which among other things, prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Since December 2022, we have issued 5,340,914 shares of common stock pursuant to equity financing arrangements, including pursuant to our Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $125.0 million. At December 31, 2024, $125.0 million of common stock remains available for sale under the Jefferies agreement. We may enter into additional equity financing arrangements in the future. The shares of common stock that we have issued pursuant to equity financings, or may issue in the future, may be resold at any time in the discretion of the investors.

In addition, an aggregate of 14,444,709 shares of common stock are issuable upon conversion or exercise of currently outstanding preferred stock and financing warrants, subject to certain beneficial ownership limitations, which the investors may subsequently resell into the market, and 4,306,977 shares of common stock are issuable upon exercise of awards granted under our 2017 Stock Incentive Plan and 2012 Equity Incentive Plan. Under our Amended and Restated Loan and Security Agreement, Innovatus has the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00 (the “Conversion Right”). Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031. In connection with the funding of each of the Term C Loan, the Term D Loan, the Term E Loan and the Term F Loan, the Company agreed to issue to Innovatus and Oxford warrants to purchase that number of shares of the Company’s common stock equal to 2.5% of the principal amount of the applicable Term Loan divided by the exercise price, which shall, with respect to the Term C Loan, be equal to the lower of (i) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the execution of the A&R Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the A&R Loan Agreement. Accordingly, on May 30, 2024, the Company issued 103,876 warrants with an exercise price of $14.84 per share. The relative fair value of the warrants was approximately $1.2 million. For the additional Term Loans, the exercise price will be based on the lower of (i) the exercise price for the Warrants issued pursuant to the Term C Loan or (ii) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the applicable Term Loan funding. The Warrants may be exercised on a cashless basis and are exercisable through the tenth anniversary of the applicable funding date. The number of shares of common stock for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant.

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

We issued 1,120,873 shares of Series A Preferred Stock in a financing transaction in December 2022, and 317,577 shares of Series A Preferred Stock were outstanding as of December 31, 2024. The Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock provides that, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or in the event of a Deemed Liquidation Event (as defined in the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock), the holders of Series A Preferred Stock are entitled to be paid from assets of the Company available for distribution to its stockholders, before any payment is made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the original issue price ($5.75 on an as-converted-to-common stock basis), plus all accrued and unpaid dividends and (ii) the amount that the holder would have been entitled to receive at such time if the Series A Preferred Stock were converted into common stock. The Company may not, without the consent of holders of a majority of the outstanding shares of Series A Preferred Stock, amend its charter in a manner that adversely affects the powers, preferences or rights of the Series A Preferred Stock or issue or obligate itself to issue shares of any additional class or series of capital stock unless the same ranks junior to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company and the payment of dividends.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Depending upon our filer status, we could also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as required by Section 404(b). While we, as of December 31, 2024, concluded that our internal control over financial reporting was effective, we may need to dedicate additional internal resources and engage outside consultants to maintain compliance with Section 404 in the future. Any material weaknesses that we may identify in the future could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not currently intend to pay dividends on our common stock, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We currently intend to invest our future earnings, if any, to fund our growth. We do not currently intend to pay dividends on our common stock for the foreseeable future, and, consequently, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management & Strategy

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

Our IT department maintains policies and procedures regarding network security, data protection and incident response. Pursuant to those policies, IT engages with the Chief Financial Officer, General Counsel and other experts when assessing cybersecurity threats, incident response, and making disclosure determinations following a data or network breach. The Vice President, IT is accountable at the management level for our overall IT risk management program. Additionally, our Chief Executive Officer and Audit Committee receives regular updates from the Chief Financial Officer, General Counsel and the Vice President, IT about significant threats and incidents involving cybersecurity and data protection, as well as security enhancements made to our IT infrastructure.

We use third-party service providers for a variety of services throughout our business, ranging from infrastructure support and maintenance, cybersecurity incident response, data protection and privacy compliance. In addition, we engage with contract research organizations, contract manufacturing organizations, distributors, and other supply chain resources.

We believe that the use of external service providers improves our operational capabilities, and we have implemented a vendor qualification and management program that applies to our service providers, including those that handle protected health information, personal information, or other information subject to protection under applicable privacy and data protection regulations. This program is designed to identify, address and seek to mitigate potential cybersecurity and data protection risks that arise from our use of external service providers. While we do not have full visibility into the cybersecurity risk management processes of our vendors, we require new service providers to complete a vendor questionnaire that identifies the vendor’s network and user protections, such as the use of multi-factor authentication, and other cybersecurity risk management processes. Vendors that store or access our confidential information are required to certify that their information systems comply with applicable industry guidelines for cybersecurity, backup, and system recovery. We rely on our third-party service providers to provide notification of, and remediate, significant cybersecurity threats and cybersecurity incidents that jeopardize the confidentiality, integrity, or availability of our information.

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

Governance

Our Audit Committee oversees Celcuity’s management of risks arising from cybersecurity threats. Our CEO delivers periodic briefings to the Board and Audit Committee on material cybersecurity risks that are pertinent to our business operations. Additionally, we have processes to promptly notify the Audit Committee and Board of a significant cybersecurity incident and to inform the Audit Committee and Board of remediation progress, as appropriate.

The Vice President, IT has overall responsibility for our information security program, with support from our management team and specialized partners in cybersecurity incident response and privacy. The process includes managing our incident response strategy. If a cybersecurity incident meets certain criteria, however, our CEO, CFO and General Counsel will become involved with the response strategy, including decisions about public disclosure and reporting. Our Vice President, IT also coordinates with our CEO, CFO and General Counsel to determine strategic cybersecurity priorities and to establish compliance procedures.

We believe our business leaders have the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats. Our Vice President, IT has served in various roles in information technology and information security for over three decades, which includes experience in the biotech, pharmaceutical and healthcare industries and experience in cybersecurity risk management and data privacy compliance.

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

ITEM 2. Properties

We currently lease and occupy approximately 16,000 square feet in Minneapolis, Minnesota, which includes our clinical laboratory and offices. On March 13, 2023, we signed the fourth amendment to our lease agreement, which expires April 30, 2026. We anticipate leasing new office and lab space in advance of the end date of our lease. The lease provides for monthly rent, real estate taxes and operating expenses. We believe that this leased space is adequate to meet current and anticipated future requirements and that additional or substitute space will be available as needed to accommodate any expansions that our operations require.

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

As of March 17, 2025, there were approximately 107 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

OVERVIEW

Celcuity is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a potent, well-tolerated, small molecule reversible inhibitor, administered intravenously, that selectively targets all Class I isoforms of phosphatidylinositol-3-kinase (“PI3K”) and the two mechanistic targets of rapamycin (“mTOR”) sub-complexes, mTORC1 and mTORC2. Its mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with HR+/HER2- advanced breast cancer is currently enrolling patients. Site selection activities are completed and activation activities for a Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- advanced breast cancer has commenced, and the first patient is expected to be dosed in the second quarter of 2025. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with mCRPC, is currently underway.

In April 2021, we obtained exclusive global development and commercialization rights to gedatolisib under a license agreement with Pfizer Inc. We believe gedatolisib’s unique mechanism of action, differentiated chemical structure, favorable pharmacokinetic properties, and intravenous route of administration offer distinct advantages over currently approved and investigational therapies that target PI3K, AKT, or mTOR alone or together.

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

Gedatolisib is administered intravenously on a four-week cycle of three weeks-on, one week-off, in contrast to the orally administered pan-PI3K or dual PI3K/mTOR inhibitors that are no longer being clinically developed. Oral pan-PI3K or PI3K/mTOR inhibitors have repeatably been found to induce significant side effects that were not well tolerated by patients. This typically leads to a high proportion of patients requiring dose reductions or treatment discontinuation. The challenging toxicity profile of these drug candidates ultimately played a significant role in the decisions to halt their development, despite showing promising efficacy. By contrast, gedatolisib stabilizes at lower concentration levels in plasma compared to orally administered PI3K inhibitors, resulting in less toxicity, while maintaining concentrations sufficient to inhibit PI3K/mTOR signaling.

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

As of December 31, 2024, 492 patients with solid tumors have received gedatolisib in eight clinical trials sponsored by Pfizer. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Four patients from this study continue to receive study treatment, as of December 31, 2024, each of whom have received study treatment for more than five years. The B2151009 clinical trial was an open label, multiple arm Phase 1b clinical trial that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (“MTD”) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, and D).

High objective overall response rates (“ORR”) were observed in all four expansion arms and were comparable in each arm for PIK3CA wild type (“WT”) and PIK3CA mutant (“MT”) patients. In patients who received prior hormonal therapy alone or in combination with a CDK4/6 inhibitor (Arms B, C, and D), the ORR (including unconfirmed partial responses) ranged from 36% to 77%. In patients who were treatment naïve in the advanced setting (Arm A), the ORR was 85%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than the ORR from either the PALOMA-2 study (ORR=55%) that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all patients enrolled in the expansion portion of the study who had evaluable tumors, the ORR observed was 63%.

Median progression-free survival (PFS) was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D). For all treatment naïve patients who received gedatolisib combined with palbociclib plus letrozole in Expansion Arm A and Escalation Arm A (N=41), median PFS was 48.6 months and ORR was 79%. These results compare favorably to published data for current first-line standard-of-care treatments for patients with HR+/HER2-advanced breast cancer.

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

We are currently enrolling patients in a Phase 3, open-label, randomized clinical trial,VIKTORIA-1, to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. Over two hundred clinical sites in North America, Europe, Latin America, and Asia-Pacific are participating in the study. The first patient was dosed in this trial in December 2022.

The VIKTORA-1 Phase 3 clinical trial will enable separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and are PIK3CA WT will be randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). The WT enrollment target was achieved in the fourth quarter of 2024. Subjects who meet eligibility criteria and are PIK3CA MT will be randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Topline data from Arms A, B and C of this clinical trial are expected in Q2 2025.

We received approval from the FDA in mid-2023 to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with metastatic castration resistant prostate cancer (“mCRPC”). We have since initiated a Phase 1b/2 study, CELC-G-201, that is enrolling patients with mCRPC who progressed after treatment with an androgen receptor inhibitor. The first patient was dosed in this trial in February 2024.

In the Phase 1b portion of the clinical trial, Celcuity expects approximately 36 participants will be randomly assigned to receive 600 mg darolutamide combined with either 120 mg gedatolisib in Arm 1 or 180 mg gedatolisib in Arm 2. An additional 12 participants will then be enrolled in the Phase 2 portion of the study at the recommended phase 2 dose (“RP2D”) level to enable evaluation of 30 participants treated with the RP2D of gedatolisib.

The primary objectives of the Phase 1b portion of the trial include assessment of the safety and tolerability of gedatolisib in combination with darolutamide and determination of the recommended Phase 2 dose of gedatolisib. The primary objective of the Phase 2 portion of the trial is to assess the radiographic progression-free survival at six months of patients who received the RP2D. Initial preliminary data for the Phase 1b dose escalation portion of the trial is expected to be available by the end of the second quarter of 2025.

A Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of gedatolisib plus a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with HR+/HER2- advanced breast cancer that is endocrine treatment resistant (“VIKTORIA-2”) is currently activating clinical trial sites. For the CDK4/6 inhibitor, investigators may choose either ribociclib or palbociclib. This multi-center, international trial is expected to enroll approximately 12–36 evaluable subjects in the safety run-in portion of the study to evaluate the safety of gedatolisib when combined with ribociclib and fulvestrant. In the Phase 3 portion of the study, approximately 638 subjects will be randomized and assigned to Cohort 1 (PIK3CA WT) or Cohort 2 (PIK3CA MT) based on their PIK3CA status. Subjects in each cohort will be randomized on a 1:1 basis to either Arm A (gedatolisib with fulvestrant and ribociclib or palbociclib) or Arm B (fulvestrant and ribociclib or palbociclib). It is expected that approximately 200 clinical sites across North America, Europe, Latin America, and Asia-Pacific will participate. The first patient is expected to be dosed in the second quarter of 2025.

Recent Developments

The VIKTORIA-1 Phase 3 clinical trial evaluating gedatolisib in combination with fulvestrant with and without palbociclib in adults with HR+, HER2- advanced breast cancer who have received prior treatment with a CDK4/6 inhibitor is 100% enrolled for the PIK3CA wild-type cohort. We expect to provide topline data in Q2 2025.

The VIKTORIA-2 Phase 3 open-label randomized study evaluating the efficacy and safety of gedatolisib in combination with fulvestrant plus a CDK4/6 inhibitor, either ribociclib or palbociclib, in comparison to fulvestrant plus a CDK4/6 inhibitor as a first-line treatment for patients with HR+/HER2- advanced breast cancer who are endocrine therapy resistant remains on track to enroll its first patient in Q2 2025.

In December 2024, Celcuity presented overall survival data from a Phase 1b trial, which evaluated gedatolisib in combination with palbociclib and either letrozole or fulvestrant, in patients with HR+, HER2- advanced or metastatic breast cancer during a poster session at the 2024 San Antonio Breast Cancer Symposium (SABCS). Median overall survival was 77.3 months among patients with HR+, HER2- advanced breast cancer who were treatment-naïve in the advanced setting and 33.9 months among patients previously treated with a CDK4/6 inhibitor.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began operations in 2012. For the years ended December 31, 2024 and 2023, we reported a net loss of approximately $111.8 million and $63.8 million, respectively. As of December 31, 2024, our cash and cash equivalents and short-term investments were approximately $235.1 million, and we had an accumulated deficit of approximately $271.9 million.

RESULTS OF OPERATIONS

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we initiated a Phase 3 clinical trial, VIKTORIA-1, in 2022 to support potential regulatory approval to market gedatolisib. In August 2023, we initiated a Phase 1b/2 clinical trial, CELC-G-201, and we have initiated a second Phase 3 clinical trial, VIKTORIA-2, with dosing of the first patient planned in Q2 2025 to support submission to the FDA seeking approval for this indication for gedatolisib. If we obtain regulatory approvals to market gedatolisib, we expect to generate revenue from sales of the drug for the treatment of breast cancer patients.

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

Internal and external research and development costs are expensed as they are incurred. As we continue development of gedatolisib and manage studies and clinical trials, including the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 clinical trial, and the VIKTORIA-2 Phase 3 clinical trial, the proportion of research and development expenses allocated to external spending will grow at a faster rate than expenses allocated to internal expenses.

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

Sales and Marketing

Expenses and costs related to the initiation and operation of our medical and marketing teams, supply chain and distribution network are being incurred in anticipation of the commercialization of our first drug candidate, gedatolisib. These expenses consist primarily of employee-related expenses, professional and consulting fees related to these functions and operations, software costs, and the acquisition of data required to support our market analysis for our drug product. We would expect to begin to incur sales force, sales support staff and marketing expenses closer to a potential FDA approval date.

Interest Expense

Interest expense is primarily due to a Loan Agreement.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investment balances.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Years Ended
	December 31,		Increase (Decrease)
	2024	2023	$	Percent Change
Statements of Operations Data:
Operating expenses:

Research and development	$104,203,230	$60,594,005	$43,609,225	72%
General and administrative	9,063,721	5,636,326	3,427,395	61
Total operating expenses	113,266,951	66,230,331	47,036,620	71
Loss from operations	(113,266,951)	(66,230,331)	(47,036,620)	71

Other (expense) income
Interest expense	(10,280,445)	(5,326,387)	(4,954,058)	93
Interest income	11,768,291	7,777,602	3,990,689	51
Other income, net	1,487,846	2,451,215	(963,369)	(39)
Net loss before income taxes	(111,779,105)	(63,779,116)	(47,999,989)	75
Income tax benefits	-	-	-	-
Net loss	$(111,779,105)	$(63,779,116)	$(47,999,989)	75%

Research and Development

For the year ended December 31, 2024, our research and development expenses were approximately $104.2 million, representing an increase of approximately $43.6 million, or 72%, compared to 2023. Of the $43.6 million increase in research and development expense, $30.7 million was primarily related to costs supporting ongoing activities for the VIKTORIA-1 and CELC-G-201 trials and the commencement of the VIKTORIA-2 Phase 3 pivotal trial. The remaining $12.9 million was related to increased employee and consulting expenses, of which $0.1 million was in the form of non-cash stock-based compensation.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to develop gedatolisib and manage the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 clinical trial, and the VIKTORIA-2 Phase 3 clinical trial.

General and Administrative

For the year ended December 31, 2024, our total general and administrative expenses were $9.1 million, representing an increase of approximately $3.4 million, or 61%, compared to 2023. Employee related expenses accounted for $2.6 million of the $3.4 million increase. The remaining $0.8 million of the increase resulted from professional fees, expanding infrastructure and other administrative expenses.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and requirements, and other compliance matters.

Interest Expense

For the year ended December 31, 2024, interest expense was $10.3 million and represents an increase of $5.0 million compared to 2023. The increase is due primarily to the increased debt balance in 2024 compared to 2023 due to the incremental $61.7 million funding of Term Loan C in May 2024. The $10.3 million of interest expense includes $2.7 million of non-cash interest expense.

Interest Income

For the year ended December 31, 2024, interest income was $11.8 million and represents an increase of $4.0 million compared to 2023. The increase was primarily the result of closing on additional equity and debt financing activities in May 2024, leading to higher cash, cash equivalents and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through December 31, 2024, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through December 31, 2024, we raised an aggregate of approximately $369.0 million of net proceeds through sales of our securities, and as of December 31, 2024 had $100.0 million of borrowings under loan agreements, not including payable-in-kind interest. In March 2024, an investor exercised 1,739,080 warrants at an exercise price of $8.05, which generated approximately $14 million in cash. In March 2025, an investor exercised 695,650 warrants at an exercise price of $8.05, which generated approximately $5.6 million in cash. The warrants exercised in March 2024 and 2025 were issued pursuant to a private placement that closed on December 9, 2022. As of December 31, 2024, our cash and cash equivalents and short-term investments were approximately $22.5 million and $212.6 million, respectively, and we had an accumulated deficit of approximately $271.9 million.

Open Market Sale Agreement℠. On February 4, 2022, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million, which amount was subsequently increased to $125.0 million on December 6, 2024. On October 12, 2022, pursuant to this agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses). On December 1, 2023, pursuant to this agreement, the Company sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15.0 million ($14.4 million net of commissions and offering expenses). In April 2024 and May 2024, pursuant to this agreement, the Company sold 285,714 and 149,700 shares of common stock, respectively, at an average selling price of $17.55 per share, generating gross proceeds of $7.6 million before deducting commissions and other offering expenses of $0.3 million. At December 31, 2024, $125.0 million of common stock remains available for sale under the Jefferies agreement.

Private Placement. On December 9, 2022, we issued 6,182,574 shares of common stock, 1,120,873 shares of Series A Preferred Stock and warrants exercisable for 6,956,450 shares of common stock to certain institutional and other accredited investors pursuant to a securities purchase agreement entered into on May 15, 2022. Pursuant to the securities purchase agreement, the closing (funding) of the private placement occurred following dosage of the first patient in the Company’s Phase 3 study, VIKTORIA-1. Investors purchased shares of common stock and Series A Preferred Stock at a price of $5.75 per share (on an as converted to common stock basis), with forty percent (40%) warrant coverage (on an as converted to common stock basis) and customary resale registration rights. The warrants have an exercise price of $8.05 per share. The private placement generated gross proceeds of approximately $100.0 million before deducting placement agent fees and other offering expenses of $4.3 million.

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

Equity Offering. On May 30, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters relating to the issuance and sale of 3,871,000 shares of common stock, at a price to the public of $15.50, generating gross proceeds of approximately $60.0 million. The offering closed on May 31, 2024 and resulted in net proceeds to the Company of approximately $56.3 million after deducting underwriting discounts and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include research and development expenditures, clinical trial expenditures, expansion of business development activities and other general corporate purposes.

Loan Agreement. On May 30, 2024, the Company entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent, and the Lenders including Innovatus in its capacity as a Lender and Oxford Finance LLC (“Oxford”), pursuant to which Innovatus and Oxford, as Lenders, have agreed to make certain term loans (“Term Loans”) to the Company in the aggregate principal amount of up to $180 million. The A&R Loan Agreement amends and restates, in its entirety, that certain Loan and Security Agreement, dated April 8, 2021, as amended, between the Company and Innovatus, as collateral agent, and the Lenders named therein (the “Prior Loan Agreement”).

Funding of the first $100 million under the A&R Loan Agreement occurred on May 30, 2024, including tranche payments of $16.8 million (the “Term A Loan”) and $21.5 million (the “Term B Loan”) reflecting repayment of the principal amount of loans under the Prior Loan Agreement plus accrued payment-in-kind interest, in addition to $61.7 million of new borrowings (the “Term C Loan”). The Company will be eligible to draw on a fourth tranche of $30 million (the “Term D Loan”) and fifth tranche of $50 million (the “Term E Loan”), in each case upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants determined on a pro forma as-funded basis. The Lenders may, in their sole discretion upon the Company’s request, make additional term loans to the Company of $45 million (the “Term F Loan”). Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches. Costs associated with the new borrowings were approximately $2.4 million.

Pursuant to the A&R Loan Agreement, the Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on May 1, 2029 and will bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all assets of the Company. Proceeds will be used for working capital purposes and to fund the Company’s general business requirements, including the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Innovatus has the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00 (the “Conversion Right”). Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

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

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, manage the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 trial, and the VIKTORIA-2 Phase 3 trial, conduct other studies and clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib. We expect to use cash on hand, together with the funds to be received under the debt and equity financings described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

Based on our current business plan, we believe that our current cash, cash equivalents and short-term investments together with available borrowings under the Innovatus Loan Agreement will provide sufficient cash to finance our clinical development program activities through 2026.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the years ended December 31:

	December 31,
	2024	2023

Net cash (used in) provided by:
Operating activities	$(83,466,743)	$(53,812,253)
Investing activities	(63,069,283)	(5,008,207)
Financing activities	138,388,075	64,911,677
Net (decrease) increase in cash and cash equivalents	$(8,147,951)	$6,091,217

Operating Activities

Net cash used in operating activities was approximately $83.5 million for the year ended December 31, 2024 and consisted primarily of a net loss of approximately $111.8 million, partially offset by working capital changes of $18.3 million and non-cash expense items of approximately $10.0 million. Non-cash expense items of approximately $10.0 million primarily consisting of $7.0 million of stock-based compensation expense, net non-cash interest income and expense of $2.8 million, and depreciation expense of $0.1 million. The approximately $18.3 million of working capital changes was primarily due to increases in accrued expenses and accounts payable, and a decrease in other current assets.

Net cash used in operating activities was approximately $53.8 million for the year ended December 31, 2023 and consisted primarily of a net loss of approximately $63.8 million, partially offset by working capital changes of $3.9 million and non-cash expense items of approximately $6.1 million. Non-cash expense items of approximately $6.1 million primarily consisted of $4.9 million of stock-based compensation expense, non-cash interest expense of $2.1 million and depreciation expense of $0.1 million, partially offset by $1.0 million of accrued interest income. The approximately $3.9 million of working capital changes was primarily due to increases in accounts payable and accrued expenses, offset by an increase in other current assets.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was approximately $63.1 million and consisted of approximately $62.8 million of net purchases of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities) and approximately $0.3 million in purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2023 was approximately $5.0 million and consisted of approximately $4.9 million of net purchases of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities) and approximately $0.1 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was approximately $138.4 million and primarily consisted of net proceeds of approximately $59.2 million from incremental debt financing, $56.3 million from an equity offering and $7.3 million from an at-the market offering. The remaining $15.6 million consisted of proceeds from the exercise of common stock warrants, the exercise of employee stock options and employee stock purchases, slightly offset by payments for a secondary registration statement costs.

Net cash provided by financing activities for the year ended December 31, 2023 was approximately $64.9 million and primarily consisted of net proceeds from a pre-funded warrant offering and at-the-market offering, collectively totaling $64.4 million. The remaining $0.5 million was the result of proceeds from the exercise of employee stock options, the exercise of warrants, and proceeds from employee stock purchases, slightly offset by payments for secondary registration statement and debt issuance costs.

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

Stock-Based Compensation

Our stock-based compensation consists of common stock options and restricted stock issued to certain employees and non-employees and our Employee Stock Purchase Plan (“ESPP”). We recognize compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing method for equity-based awards and the Monte Carlo simulation model for the performance-based awards. We have elected to account for forfeitures as they occur.

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

Clinical Trial Costs

The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the Company believes utilization of third-party reports most accurately reflects expenses incurred. With the ongoing VIKTORIA-1 Phase 3 trial and the CELC-G-201 Phase 1b/2 trial, and the commencement of the VIKTORIA-2 Phase 3 trial site activation and patient enrollment, the Company’s estimated expenses in future periods and the actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Celcuity Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celcuity Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 31, 2025

PCAOB ID: 542

Celcuity Inc.

Balance Sheets

	December 31, 2024	December 31, 2023

Assets
Current Assets:
Cash and cash equivalents	$22,514,823	$30,662,774
Investments	212,588,960	149,919,974
Other current assets	9,467,247	10,007,849
Total current assets	244,571,030	190,590,597
Property and equipment, net	336,515	228,782
Operating lease right-of-use assets	215,502	400,019
Total Assets	$245,123,047	$191,219,398
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$9,366,007	$5,076,699
Operating lease liabilities	171,952	184,950
Accrued expenses	22,184,948	8,927,094
Total current liabilities	31,722,907	14,188,743
Operating lease liabilities	53,969	225,922
Note payable, non-current	97,727,136	37,035,411
Total Liabilities	129,504,012	51,450,076
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 317,577 and 854,134 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	318	854
Common stock, $0.001 par value: 95,000,000 and 65,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 37,143,242 and 25,506,012 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	37,143	25,506
Additional paid-in capital	387,436,682	299,818,965
Accumulated deficit	(271,855,108)	(160,076,003)
Total Stockholders’ Equity	115,619,035	139,769,322
Total Liabilities and Stockholders’ Equity	$245,123,047	$191,219,398

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Operations

	Twelve Months Ended December 31,
	2024	2023

Operating expenses:

Research and development	$104,203,230	$60,594,005
General and administrative	9,063,721	5,636,326
Total operating expenses	113,266,951	66,230,331
Loss from operations	(113,266,951)	(66,230,331)

Other (expense) income
Interest expense	(10,280,445)	(5,326,387)
Interest income	11,768,291	7,777,602
Other income, net	1,487,846	2,451,215
Net loss before income taxes	(111,779,105)	(63,779,116)
Income tax benefits	-	-
Net loss	$(111,779,105)	$(63,779,116)

Net loss per share, basic and diluted	$(2.83)	$(2.69)

Weighted average common shares outstanding, basic and diluted	39,449,393	23,679,472

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	21,667,250	$21,667	1,120,873	$1,121	$230,045,566	$(96,296,887)	$133,771,467
Stock-based compensation	1,958	2	-	-	4,901,432	-	4,901,434
Conversion of preferred to common stock	2,667,390	2,668	(266,739)	(267)	(2,401)	-	-
Employee stock purchases	33,850	33	-	-	202,812	-	202,845
Exercise of common stock options, net of shares withheld for exercise price	98,695	99	-	-	388,423	-	388,522
Exercise of common stock warrants	2,369	2	-	-	22,503	-	22,505
Issuance costs associated with private placement offering	-	-	-	-	(7,486)	-	(7,486)
Issuance of common stock in an ATM offering	1,034,500	1,035	-	-	14,999,216	-	15,000,251
Issuance costs associated with an ATM offering	-	-	-	-	(614,205)	-	(614,205)
Issuance of pre-funded warrants	-	-	-	-	50,000,000	-	50,000,000
Issuance costs associated with pre-funded warrants	-	-	-	-	(116,895)	-	(116,895)
Net loss	-	-	-	-		(63,779,116)	(63,779,116)
Balance at December 31, 2023	25,506,012	$25,506	854,134	$854	$299,818,965	$(160,076,003)	$139,769,322
Stock-based compensation	1,429	1	-	-	6,988,340	-	6,988,341
Conversion of preferred to common stock	5,365,570	5,367	(536,557)	(536)	(4,831)	-	-
Employee stock purchases	33,215	33	-	-	275,568	-	275,601
Exercise of common stock options, net of shares withheld for exercise price	103,245	104	-	-	769,463	-	769,567
Exercise of common stock warrants, net of shares withheld for exercise price	1,827,357	1,826	-	-	14,733,991	-	14,735,817
Issuance of common stock in an ATM offering	435,414	435	-	-	7,641,765	-	7,642,200
Issuance costs associated with an ATM offering	-	-	-	-	(263,727)	-	(263,727)
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	3,871,000	3,871	-	-	56,248,237	-	56,252,108
Issuance of common stock warrants, note payable	-	-	-	-	1,228,911	-	1,228,911
Net loss	-	-	-	-	-	(111,779,105)	(111,779,105)
Balance at December 31, 2024	37,143,242	$37,143	317,577	$318	$387,436,682	$(271,855,108)	$115,619,035

See accompanying notes to the financial statements

Celcuity Inc.

Statements of Cash Flows

	Twelve Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(111,779,105)	$(63,779,116)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	129,947	142,772
Stock-based compensation	6,988,341	4,901,434
Amortization of debt issuance costs and discount	1,330,652	241,752
Payment-in-Kind interest	1,363,708	1,810,584
Non-cash operating lease, net	(434)	4,368
Change in accrued interest income	150,421	(993,457)
Changes in operating assets and liabilities:
Other current assets	775,981	(3,438,018)
Accounts payable	4,315,892	2,430,614
Accrued expenses	13,257,854	4,866,814
Net cash used for operating activities	(83,466,743)	(53,812,253)
Cash flows from investing activities:
Proceeds from maturities of investments	642,345,545	309,614,521
Purchases of investments	(705,164,950)	(314,525,084)
Purchases of property and equipment	(249,878)	(97,644)
Net cash used for investing activities	(63,069,283)	(5,008,207)
Cash flows from financing activities:
Proceeds from exercise of common stock warrants	14,735,817	22,505
Proceeds from exercise of employee stock options	769,571	388,522
Proceeds from employee stock purchases	275,601	202,845
Proceeds from follow-on offering, net of underwriting discounts and offering costs	56,252,108	-
Proceeds from note payable, net of debt issuance costs and discount of $2,437,644	59,226,276	-
Proceeds from an ATM offering, net of issuance costs	7,356,107	14,431,186
Proceeds from pre-funded warrants, net of offering costs	-	49,917,589
Payments for secondary registration statement costs	(227,405)	(45,805)
Payments for debt issuance costs	-	(2,716)
Payments for finance leases	-	(2,449)
Net cash provided by financing activities	138,388,075	64,911,677
Net change in cash and cash equivalents	(8,147,951)	6,091,217
Cash and cash equivalents:
Beginning of period	30,662,774	24,571,557
End of period	$22,514,823	$30,662,774

Supplemental disclosure of cash flow information:
Interest paid	$7,586,084	$3,274,051
Supplemental disclosures of non-cash investing and financing activities:
Deferred financing costs and offering and registration statement costs included in accounts payable	$42,028	$56,414
Property and equipment included in accounts payable	$1,417	$13,615
Common stock warrants issued with the note payable transaction	$1,228,911	$-

See accompanying notes to the financial statements

CELCUITY INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”) is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a potent, well-tolerated, small molecule reversible inhibitor, administered intravenously, that selectively targets all Class I isoforms of phosphatidylinositol-3-kinase (“PI3K”) and the two mechanistic targets of rapamycin (“mTOR”) sub-complexes, mTORC1 and mTORC2. Gedatolisib’s mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with HR+/HER2- advanced breast cancer is currently enrolling patients. Site selection and activation activities for a Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with HR+/HER2- advanced breast cancer has commenced. The first patient is expected to be dosed in the second quarter of 2025. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer, is currently underway. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Operating results for the year ended December 31, 2024 are not necessarily indicative of results to be expected for any future year.

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

Cash and Cash Equivalents

The Company maintains its accounts at two financial institutions. At times throughout the year, the Company’s cash balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At December 31, 2024 and December 31, 2023, the Company had $22,514,823 and $30,662,774, respectively, in business checking accounts and money market funds that are considered cash equivalents and not insured by the Federal Deposit Insurance Corporation.

Investments

The Company maintains its investments in U.S. governmental agency securities and U.S. treasury bills and has classified them as held-to-maturity at the time of purchase. Held-to-maturity purchases are those securities in which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security using a straight-line method. The difference between the carrying value, which is based on cost, and the aggregate fair value of the held-to-maturity securities, was immaterial as of December 31, 2024. At December 31, 2024 and December 31, 2023, the Company had $212,588,960 and $149,919,974, respectively, of short-term investments.

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

Deferred Transaction Costs

Deferred transaction costs primarily consist of legal fees that are capitalized as incurred and will be offset against the proceeds from future equity financing arrangements. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering will occur, any deferred transaction costs will be expensed. Total costs incurred, but not accounted for as a reduction in equity, were $235,379 and $0 as of December 31, 2024 and 2023, respectively.

Debt Issuance Costs

The Company recognizes debt issuance costs as deferred costs, which are capitalized and amortized over the term of the related debt using the effective interest method. These costs primarily consist of fees, commissions, legal, and other costs directly attributable to securing debt financing. Debt issuance costs are reported as a direct reduction of the carrying amount of the related debt on the balance sheets. Amortization of these costs is recorded as interest expense in the statements of operations over the life of the debt instrument.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For all periods presented, there was no difference between net loss and comprehensive loss.

Risks and Uncertainties

The Company is subject to risks common to companies in the development stage including, but not limited to, dependency on the clinical and commercial success of its initial drug product, gedatolisib, the ability to obtain regulatory approval for gedatolisib, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, and significant competition.

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

The carrying values of cash equivalents, accounts payable, accrued expenses and other financial working capital items approximate fair value at December 31, 2024 and December 31, 2023, due to the short maturity nature of these items.

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

Stock-Based Compensation

The Company’s stock-based compensation consists of stock options and restricted stock issued to certain employees and non-employees of the Company and the Company’s 2017 Employee Stock Purchase Plan. The Company recognizes compensation expense based on an estimated grant date fair value using the Black-Scholes option-pricing method for equity-based awards and the Monte Carlo simulation model for performance-based awards. If the factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future. The Company recognizes stock-based compensation expense for these options on a straight-line basis over the requisite service period. The Company has elected to account for forfeitures as they occur.

Research and Development

Research and development costs are expensed as incurred. Research and development costs amounted to $104,203,230 for the year ended December 31, 2024 and $60,594,005 for the year ended December 31, 2023.

Clinical Trial Costs

The Company relies on third parties to conduct certain aspects of clinical studies and to formulate and manufacture our drug product. While there are alternative vendors that can perform these functions, any disruption or delay by the Company’s current third parties in carrying out their contractual duties could delay the clinical trials. The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the Company believes utilization of third-party reports most accurately reflects expenses incurred. With the ongoing VIKTORIA-1 Phase 3 trial and the CELC-G-201 Phase 1b/2 trial, and the commencement of the VIKTORIA-2 Phase 3 clinical trial site activation and patient enrollment anticipated in Q2 2025, the Company’s estimated expenses in future periods and actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations and financial position.

Segment Data

In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures. This ASU, which amends Topic 280: Segment Reporting, improves disclosure requirements for reportable segments and enhances disclosures for companies with single reportable segments. The Company has a single reportable segment based on the nature of its operations. The nature of business and the accounting policies of the segment are the same as described throughout Notes 1 and 2. The Company’s Chief Operating Decision Maker (“CODM”) is its executive team. The CODM assesses the reportable segment’s performance and allocates resources for the reportable segment based on net income and total assets, which are the same amounts in all material respects as those reported on the statements of operations and balance sheets. The Company adopted the standard on January 1, 2024. The adoption did not have a material impact on the Company’s financial statements.

3. Liquidity

Based on the Company’s cash and cash equivalents and short-term investments on hand at December 31, 2024 of $22,514,823 and $212,588,960, respectively, the Company believes that its cash and short-term investments will be sufficient to fund the Company’s current operating plan through at least the next 12 months from the issuance date of this Annual Report.

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

The following table summarizes the potentially-dilutive shares excluded from the diluted weighted-average shares outstanding:

	December 31,
	2024	2023
Potentially-dilutive shares excluded from diluted weighted-average shares outstanding:
Preferred stock on an as-if-converted to common stock	3,175,770	8,541,340
Options to purchase common stock	4,306,977	2,815,392
Warrants to purchase common stock	5,521,152	7,263,733
Restricted common stock	1,079	1,958
Total	13,004,978	18,622,423

Pre-funded warrant shares of 5,747,787 are included in the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023, as the pre-funded warrants are issuable for nominal consideration.

5. Investments

The following table summarizes the Company’s held-to-maturity investment securities at amortized cost as of December 31, 2024 and 2023:

	December 31, 2024
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$212,588,960	$82,251	$-	$212,671,211
Total	$212,588,960	$82,251	$-	$212,671,211

	December 31, 2023
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$149,919,974	$30,995	$-	$149,950,969
Total	$149,919,974	$30,995	$-	$149,950,969

The fair value of the Company’s held-to-maturity debt securities is determined based upon inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and are classified as Level 2 fair value instruments.

6. Other Current Assets

Other current assets consisted of the following at December 31:

	2024	2023
Current:
Prepaid clinical trial costs	$6,768,668	$8,763,150
Miscellaneous receivable	1,600,621	805,882
Directors & officers’ insurance	256,629	157,453
Other	841,329	281,364
Total	$9,467,247	$10,007,849

7. Property and Equipment

Property and equipment consisted of the following at December 31:

	2024	2023

Furniture and equipment	$2,025,875	$1,788,195
Leasehold improvements	302,577	302,577
	2,328,452	2,090,772
Less: Accumulated depreciation	(1,991,937)	(1,861,990)
Total	$336,515	$228,782

Depreciation expense was $129,947 and $142,772 for the years ended December 31, 2024 and 2023, respectively.

8. Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2024	2023
Clinical trial costs	$16,708,499	$6,464,772
Accrued compensation	3,987,786	1,763,316
Other	1,384,803	641,512
Employee stock purchase plan	103,860	57,494
Total	$22,184,948	$8,927,094

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

Supplemental balance sheet information consisted of the following at December 31, 2024:

Operating Lease
Right-of-use assets	$215,502

Operating lease liability	$225,921
Less: short term portion	(171,952)
Long term portion	$53,969

Maturity analysis under lease agreements consisted of the following as of December 31, 2024:

Operating Leases

2025	$220,389
2026	74,170
Total minimum lease payments	294,559
Less: Present value discount	(68,638)
Present value of net minimum lease payments	$225,921

Weighted Average	Remaining Lease Term	Discount Rate
Operating lease	1.3 years	10.5%

Lease costs for the period ended December 31:

	2024	2023

Operating lease cost	$213,104	$212,238
Finance lease cost:
Amortization	-	2,411
Interest	-	4
Variable lease cost	111,246	101,957
	$324,350	$316,610

Supplemental cash flow information related to leases for the period ended December 31:

	2024	2023
Cash paid for amounts included in operating and finance leases:
Operating cash outflow from operating leases	$324,783	$308,914
Operating cash outflow from finance leases	-	4
Financing cash outflow from finance leases	-	2,449
	$324,783	$311,367

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, CMOs, and CROs. The Company has a license agreement in place with Pfizer to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company completed a Phase 1b clinical trial – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Expanded Access study are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical studies (VIKTORIA-1 and VIKTORIA-2) and the Phase 1b/2 clinical trial (CELC-G-201) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subjected to amendments as a result of any change orders executed by the parties. As of December 31, 2024, the Company had five material non-cancelable contractual commitments with respect to these arrangements, which totaled approximately $9.7 million.

10. Stockholders’ Equity

Capital Stock

At December 31, 2023, the Company’s authorized capital stock consisted of 65,000,000 shares of $.001 par value common stock, of which 25,506,012 shares were outstanding, and 2,500,000 shares of $.001 par value preferred stock, of which 854,134 shares were outstanding.

In 2024, several of the Company’s preferred shareholders elected to convert 536,557 shares of Series A Convertible Preferred Stock into 5,365,570 shares of common stock, in accordance with the Securities Purchase Agreement dated May 15, 2022. The cost basis of the shares transferred is $5.75 per share.

In 2024, several of the Company’s investors exercised 1,827,357 common stock warrants at exercise prices ranging between $8.05 and $9.50 per share, which generated approximately $14.7 million in cash. The 1,827,357 common stock warrants were net of shares withheld for exercise price.

At December 31, 2024, the Company’s authorized capital stock consisted of 95,000,000 shares of common stock, of which 37,143,242 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 317,577 shares were outstanding. As of December 31, 2024, no dividends have been declared on the Company’s capital stock.

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

Pre-Funded Warrants

On October 18, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) pursuant to which the Company agreed to sell to the Investors in a private placement pre-funded warrants to purchase up to 5,747,787 shares of the Company’s common stock, par value $0.001 per share. Each Warrant to purchase one share had a purchase price of $8.699 per share, and an exercise price of $0.001 per share for the common stock issuable upon exercise of the Warrant.

The closing of the Private Placement occurred on October 20, 2023, and resulted in gross proceeds to the Company of approximately $50.0 million, before deducting offering expenses of approximately $0.1 million.

Each Warrant is immediately exercisable and will not expire. Under the terms of the Warrants, the Company may not effect the exercise of any such Warrant, and a holder will not be entitled to exercise any portion of any Warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates, other persons acting or who could be deemed to be acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of common stock would or could be aggregated with the holder’s or any of the holder’s affiliates for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) would exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is calculated in accordance with Section 13(d) of the Exchange Act and the applicable regulations of the SEC (the “Maximum Percentage”). A holder may reset the Maximum Percentage to a higher percentage (not to exceed 19.99%), effective 61 days after written notice to the Company, or a lower percentage, effective immediately upon written notice to the Company. Any such increase or decrease will apply only to that holder and not to any other holder of Warrants.

The Securities Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties and termination provisions.

Warrants

At December 31, 2024:
Issue Date	Expiration Date	# of Warrants Outstanding	Exercise Price	Offering
1/21/2016	1/14/2026	33,719	$7.56	private placement offering - issued to placement agent
5/2/2016	5/2/2026	21,530	$7.56	private placement offering - issued to placement agent
4/28/2017	4/28/2027	33,250	$8.42	private placement offering - issued to placement agent
5/17/2017	5/17/2027	15,365	$8.42	private placement offering - issued to placement agent
9/22/2017	9/19/2025	70,000	$10.45	IPO - issued to underwriter
4/8/2021	4/8/2031	26,042	$14.40	debt financing - issued to lender
5/30/2024	5/30/2034	84,227	$14.84	debt financing – issued to lender
5/30/2024	5/30/2034	19,649	$14.84	debt financing – issued to lender
12/9/2022	see below	5,217,370	$8.05	securities purchase agreement - issued to institutional and other accredited investors
10/18/2023	see above	5,747,787	$0.001	private placement offering - issued to investors
Total Warrants Outstanding		11,268,939

At December 31, 2024 and 2023, the Company had warrants to purchase 11,268,939 and 13,011,520 shares of common stock outstanding, at a weighted average exercise price of $4.04 and $4.53, respectively. A total of 1,842,913 and 2,369 warrants were exercised in the years ended December 31, 2024 and 2023, respectively. There were 3,544 warrants that expired in 2024.

11. Stock-Based Compensation

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan, as amended, was adopted by the Company’s board and approved by the members of Celcuity LLC on August 10, 2012. The Company reserved a maximum of 625,000 shares of common stock for issuance under the 2012 Equity Incentive Plan. The 2012 Equity Incentive Plan provides for options, restricted stock awards, performance stock awards or stock bonuses. The exercise price of each option granted under the 2012 Equity Incentive Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2012 Equity Incentive Plan is ten years. The Company’s board administers the 2012 Equity Incentive Plan and determines the provisions of incentive awards, including eligible recipients, number of shares subject to an incentive award, exercise price, vesting schedule, duration of an incentive award and other restrictions an incentive award may be subject to. The 2012 Equity Incentive Plan was frozen on September 6, 2017 and new awards are issued under the terms of the 2017 Amended and Restated Stock Incentive Plan.

2017 Stock Incentive Plan

The 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”) was adopted by the Company’s board on September 6, 2017, became effective following the corporate conversion on September 15, 2017, and was approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The 2017 Plan was amended and approved by stockholders at the Company’s annual stockholder meeting on May 14, 2020. The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Plan. The number of shares reserved for issuance was automatically increased by 255,060 and 216,673 shares on January 1, 2024 and 2023, respectively, and will increase automatically on January 1 of each of 2025 through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. At each of the Annual Meetings held on May 12, 2021 and May 12, 2022, the stockholders approved a 500,000 increase for a total of 1,000,000 increase, to the number of shares reserved for issuance under the 2017 Plan. At each of the Annual Meetings held on May 11, 2023 and May 9, 2024, the stockholders approved 1,500,000 increases for a total increase of 3,000,000 to the number of shares reserved for issuance under the 2017 Plan. The 2017 Plan provides for options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses. The exercise price of each option granted under the 2017 Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2017 Plan is ten years. The 2017 Plan is generally administered by the compensation committee of the Company’s board, which has the authority to interpret the 2017 Plan, grant awards and make all other determinations necessary for the administration of the 2017 Plan.

The following table summarizes the activity for all stock options outstanding for the years ended December 31:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,815,392	$7.95	1,976,586	$6.34
Granted	1,716,729	16.14	1,003,298	10.69
Exercised	(103,245)	7.45	(98,695)	3.94
Forfeited	(121,899)	11.57	(65,797)	7.45
Balance at December 31:	4,306,977	$11.13	2,815,392	$7.95

Options exercisable at December 31:	2,011,474	$7.35	1,524,731	$6.44

Weighted Average Grant Date Fair Value for options granted during the year:		$11.22		$7.48

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
4,306,977	7.96	$11.13	$13,914,458	2,011,474	$7.35	$11,781,660

The Company recognized stock-based compensation expense for stock options of $6,626,402 and $4,716,475 for the years ended December 31, 2024 and 2023, respectively. In May 2022, the Company modified the exercise price on 776,324 stock option awards to $5.50, the closing market price on the Nasdaq Capital Market on May 17,2022. The effect of this modification on stock-based compensation was $106,000 and $134,000 for the years ended December 31, 2024 and 2023, respectively. The effect of this modification on stock-based compensation over the remaining service period will be approximately $57,000. In December 2021, the Company modified the exercise price on 311,000 stock option awards to $13.44, the closing market price on the Nasdaq Capital Market on December 15, 2021. No director or officer awards were modified. The effect on stock-based compensation was $63,000 and $65,000 for the years ended December 31, 2024 and 2023, respectively. The effect on stock-based compensation over the remaining service period will be approximately $35,000. In May 2020, the Company modified the exercise price on 203,750 stock option awards to $5.10, the closing market price on the Nasdaq Capital Market on May 14, 2020. No director or officer awards were modified. The effect on stock-based compensation was $696 and $19,000 for the years ended December 31, 2024 and 2023, respectively. There is no effect on stock-based compensation remaining.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards and the Monte Carlo simulation model was used to estimate the fair value of the performance-based awards, with the following weighted-average assumptions for the years ended December 31:

	2024	2023
Risk-free interest rate	3.48% - 4.71%	3.41% - 4.86%
Expected volatility	71.2% - 76.20%	77.1% - 79.8%
Expected life (years)	5.25 to 10.00	5.25 to 6.08
Expected dividend yield	0%	0%

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

The Company had 1,079 and 1,958 shares of restricted stock outstanding at December 31, 2024 and 2023, respectively, and 2,308 and 3,273 shares of restricted stock vested during the years ended December 31, 2024 and 2023, respectively. The Company recognized stock-based compensation expense for restricted stock of $22,220 and $18,499 for the years ended December 31, 2024 and 2023, respectively.

The total remaining shares available for grant under the Company’s 2017 Plan as of December 31, 2024 was 1,177,450.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized at December 31:

2025	$7,776,307
2026	6,307,024
2027	5,165,880
2028	1,964,136
Total estimated compensation cost to be recognized	$21,213,347

2017 Employee Stock Purchase Plan

The Company’s 2017 Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board on September 6, 2017 and approved by stockholders at the Company’s annual stockholder meeting on May 10, 2018. The Company initially reserved a total of 100,000 shares for issuance under the ESPP. The number of shares reserved for issuance was automatically increased by 127,530 and 108,337 shares on January 1, 2024 and 2023, respectively and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of December 31, 2024 is 360,950.

The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The ESPP is administered using overlapping 24 month offering periods, referred to as an Offering Period. Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date. The Company recognized stock-based compensation expense related to the ESPP of $339,719 and $166,460 for the years ended December 31, 2024 and 2023, respectively.

The Company recognized total stock-based compensation expense as follows for the years ended December 31:

	Years Ended
	December 31:
	2024	2023
Stock-based compensation expense in operating expenses:
Research and development	$4,404,518	$2,700,318
General and administrative	2,583,823	2,201,116
Total	$6,988,341	$4,901,434

12. Debt

On May 30, 2024, the Company entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent, and the Lenders including Innovatus in its capacity as a Lender and Oxford Finance LLC (“Oxford”), pursuant to which Innovatus and Oxford, as Lenders, have agreed to make certain term loans (“Term Loans”) to the Company in the aggregate principal amount of up to $180 million. The A&R Loan Agreement amends and restates, in its entirety, that certain Loan and Security Agreement, dated April 8, 2021, as amended, between the Company and Innovatus, as collateral agent, and the Lenders named therein (the “Prior Loan Agreement”).

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

Pursuant to the A&R Loan Agreement, the Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on May 1, 2029 and will bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all assets of the Company. Proceeds will be used for working capital purposes and to fund the Company’s general business requirements, including the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Innovatus has the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00 (the “Conversion Right”). Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

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

Long-term debt consisted of the following at December 31, 2024 and 2023:

	2024	2023
Note payable	$100,000,000	$35,000,000
Add: Final fee	4,500,000	-
Add: PIK interest (added to principal)	593,288	2,565,660
Less: unamortized debt issuance costs	(1,613,734)	(480,810)
Less: unamortized debt discount	(5,752,418)	(49,439)
Total long-term debt	$97,727,136	$37,035,411

Future principal payments, including the incurred PIK interest and Final Fee, are as follows:

Years Ending December 31,

2027	$30,615,349
2028	52,483,455
2029	21,994,484
Total	$105,093,288

13. Income Taxes

Following the conversion of Celcuity LLC to Celcuity Inc. on September 15, 2017, Celcuity Inc. began filing federal and state returns where required. No income tax benefit was recorded for the years 2024 and 2023, due to net losses and recognition of a valuation allowance. The following table presents a reconciliation of the tax expense computed at the statutory federal rate and the Company’s tax expense for the years ended December 31:

	2024	2023
Tax benefit at statutory federal rate	$(23,474,000)	$(13,394,000)
State income tax benefit, net of federal tax effect	(95,000)	(82,000)
Change in valuation allowance on deferred tax assets	24,081,000	13,542,000
Research & Development Credits	(1,236,000)	(550,000)
Other permanent items	724,000	484,000
Income tax benefits	$-	$-

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets at December 31, 2024. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are at December 31:

	2024	2023
Deferred tax assets (liabilities):
Accrued expenses	$459,000	$207,000
Share-based compensation	2,861,000	2,141,000
Property and equipment	420,000	393,000
Right-of-use assets	(45,000)	(85,000)
Lease liability	48,000	87,000
IRC 174 Expenditures	30,133,000	13,900,000
Start-up expenditures	12,998,000	11,029,000
Net operating losses and tax credits	13,340,000	8,461,000
Valuation allowance	(60,214,000)	(36,133,000)
Net deferred tax assets	$-	$-

At December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $43.2 million and $0.8 million, respectively. The federal and state net operating loss carryforwards for 2017 will begin to expire in the year ending December 31, 2037. The federal net operating loss carryforwards starting in 2018 have no expiration. These deferred tax assets were subject to a full valuation allowance as of December 31, 2024 and December 31, 2023.

At December 31, 2024, the Company had federal and state research and development tax credit carryforwards resulting in deferred tax assets of approximately $2.9 million and $1.6 million, respectively. The federal and state credit carryforwards will begin to expire in the years ending December 31, 2038 and December 31, 2033, respectively. These deferred tax assets were subject to a full valuation allowance as of December 31, 2024 and December 31, 2023.

Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may limit in the future the amount of net operating loss carryforwards available to offset future taxable income.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more-likely-than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2024, and 2023, the Company has no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheet that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

Prior to the conversion, Celcuity was a limited liability company and therefore was taxed as a partnership for income tax purposes. Accordingly, no benefit for income taxes was recorded prior to the conversion.

For years prior to 2021, the Company is no longer subject to U.S. federal or state income tax examinations and remains open for the unutilized tax attributes as of December 31, 2024, carried forward from these years. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses.

14. Subsequent Event

In January 2025, the Board of Directors approved a repricing of certain outstanding stock options previously granted to employees. As of the repricing date, the exercise prices of these options were reduced to $11.92 per share, from their previous exercise prices ranging from $12.80 to $18.73 per share. This adjustment was made in response to the decline in the company’s stock price, with the intent of retaining and motivating key employees. As a result of this repricing, approximately 837,000 stock options held by 44 employees were affected. The repriced options will continue to vest according to their original schedule.

In March 2025, an investor exercised 695,650 warrants at an exercise price of $8.05, which generated approximately $5.6 million in cash. The warrants were issued pursuant to a private placement that closed and was funded on December 9, 2022.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

 Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”) in Internal Control-Integrated Framework. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our system of internal control over financial reporting was effective as of such date.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to our designation as a small reporting company or SRC and Non-Accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes to our system of internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our system of internal controls over financial reporting.

ITEM 9B. Other Information

On November 19, 2024, Brightstone Venture Capital Fund, LP (“Brightstone”) adopted a 10b5-1 plan that provided for the sale of up to 220,000 shares of Celcuity Inc. common stock through November 19, 2025. This plan was terminated on December 12, 2024. On December 13, 2024, Brightstone adopted a 10b5-1 plan that provides for the sale of up to 229,325 shares of Celcuity Inc. common stock through December 13, 2025. David Dalvey is a General Partner at Brightstone.

During the three months ended December 31, 2024, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On March 28, 2025, the Compensation Committee of the Board of Directors (the “Committee”) of the Company adopted the Celcuity Inc. Change in Control and Severance Plan (the “Severance Plan”). The purpose of the Severance Plan is to provide assurances to employees of the Company of specified benefits in the event of a Change in Control of the Company (as defined in the Company’s equity plan) or certain terminations of employment following a Change in Control. The Severance Plan covers all regular full or part-time employees of the Company, including each executive officer of the Company. The Committee is responsible for administering the Severance Plan. The Severance Plan may be amended or terminated at any time prior to a Change in Control.

In the event of a participant’s involuntary termination of employment without cause or resignation for good reason (as such terms are defined in the Severance Plan) within the twelve-month period following a Change in Control, the Severance Plan provides for: (i) a severance payment in an amount ranging from three months to three years of the participant’s base salary and target cash bonus, plus (ii) COBRA premiums for the participant and their enrolled dependents for the same time period, but no greater than eighteen months, both payable in a lump sum.

The amount of severance provided under the Severance Plan is: three years for the Company’s chief executive officer; two years for the Company’s other executive officers; one year for the Company’s other executives that are not executive officers; six months for the Company’s vice presidents; and for all other participants, the greater of (i) three months or (ii) two weeks per each full year of employment, with a maximum of six months.

In addition, the Severance Plan provides that in the event of a Change in Control, all outstanding equity awards held by any participant will fully vest (with performance awards vesting at the greater of target or actual performance levels) immediately upon the effective date of such change in control.

The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Plan, which is filed as Exhibit 10.35 hereto and is incorporated herein by reference.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

Brian F. Sullivan, age 63, is our co-Founder and has served as Chairman of the Board and Chief Executive Officer since we commenced operations in 2012. Mr. Sullivan has over 30 years of experience founding and building successful, high-growth technology companies. He was Chairman and CEO of SterilMed, a medical device reprocessing company, from 2003, when he led an investment group to acquire a majority interest, until its sale to Ethicon Endo-Surgery Inc., a Johnson & Johnson company, for $330 million in 2011. Previously, he was co-founder and Chief Executive Officer of Recovery Engineering, a filtration company, which he took public and subsequently sold to Procter & Gamble for $265 million in 1999. Mr. Sullivan previously served on the board of directors of two publicly-held companies, Entegris, Inc. and Virtual Radiologic Inc. Mr. Sullivan has received nine U.S. patents and has several pending. He graduated magna cum laude with distinction from Harvard College with an A.B. in economics. Among other attributes, skills, and qualifications, the board of directors believes Mr. Sullivan is uniquely qualified to serve as a director based on his extensive operational and business development experience, and his knowledge in building stockholder value, growing a company from inception and navigating significant corporate transactions and the public company process.

Lance G. Laing, Ph.D., age 63, is our co-Founder and has served as Chief Science Officer, Vice President, Secretary and Director since we commenced operations in 2012. Dr. Laing’s career spans more than 20 years in drug discovery research and technology development. He received his doctorate in biophysics and biochemistry from The Johns Hopkins University and completed a National Institutes of Health post-doctoral fellowship at Washington University Medical School. He has received 24 U.S. patents and has several U.S. patents pending. His drug discovery research career began at Scriptgen/Anadys Pharmaceuticals (purchased by Novartis), where he worked under Professor Peter Kim, who became President of Merck Research. He also was Director of Chemistry and Bioapplications and Director of Detection Product Development for two companies that each developed instruments similar to those Celcuity uses to perform the CELsignia tests. His work at these two instrument companies gave him unique expertise and experience in developing a variety of patented applications for these instruments. Most recently, he served as an executive director for an international drug discovery and development company. Among other attributes, skills, and qualifications, the board of directors believes Dr. Laing is uniquely qualified to serve as a director based on his significant research, medical and scientific expertise.

Richard E. Buller, M.D., Ph.D., age 75, was appointed to Celcuity’s board of directors in December 2019. Dr. Buller has over 15 years of experience leading oncology clinical development and translational medicine departments at major pharmaceutical companies. He has participated in the development of 15 drugs and several companion diagnostics that received U.S. FDA approval. Dr. Buller most recently served as Head Oncology Clinical Development and Vice President of Translational Oncology at Pfizer, Inc, one of the world’s largest pharmaceutical companies, until he retired in 2016. He had previously served as Vice President of Translational Medicine at Exelixis, a leading biopharmaceutical company, where he led efforts to study patients selected by molecular testing for inclusion in their phase 2 and phase 3 clinical trials. He began his pharmaceutical company career at GlaxoSmithKline as Director of the Oncology Medicine Development Center. Prior to his leadership positions in drug development, he was Professor of Gynecologic Oncology at the University of Iowa, where he led laboratory research focused on identifying genomic variants involved in ovarian cancer. He received his M.D. from the Baylor College of Medicine, where he also received his Ph.D. in cell biology. Among other attributes, skills, and qualifications, the board of directors believes Dr. Buller is uniquely qualified to serve as a director based on his oncology drug and diagnostic development expertise.

David F. Dalvey, age 66, has served as a member of Celcuity’s board of directors since February 2014. Mr. Dalvey has more than 30 years of experience in the fields of corporate finance and venture capital, working primarily with growth-oriented technology and life-science businesses. He has over 10 years of corporate finance advisory experience with two national investment banks, completing over 150 individual transactions. He has been the General Partner of Brightstone Venture Capital, a venture capital management company, since September 2000. Brightstone is a 25-year old venture capital management company that has raised and managed ten venture partnerships. Previously, he held management positions with R.J. Steichen and Company, an investment bank, from 1995 to 2000, The Food Fund LP, a venture capital firm, from 1992 to 1995 and Wessels, Arnold & Henderson, an investment bank, from 1987 to 1992. Mr. Dalvey served on the board of directors for Navarre Corporation (now Speed Commerce, Inc.) from 2009 until November 2012, on the board of managers for Blue Rock Market Neutral Fund, a mutual fund registered under the Investment Company Act of 1940 from 2000 to 2014 and on the board of directors for Digitiliti, Inc. from July 2011 until October 2012. Mr. Dalvey has significant operational exposure as a board director or advisor to many other public and privately held growth businesses and has served on these companies’ audit, strategic or governance committees, including companies such as HomeSpotter, Definity Health, AppTec Laboratories, CHF Solutions, BiteSquad, Agiliti, and Nature Vision. Mr. Dalvey received a B.S. in Business/Management Economics from University of Minnesota. Among other attributes, skills, and qualifications, the board of directors believes Mr. Dalvey is uniquely qualified to serve as a director based on his leadership experience in operating both public and private companies and his experience working in the investment community and with investment firms, which enable him to bring valuable insight and knowledge to our board of directors.

Leo T. Furcht, M.D., age 78, was appointed to Celcuity’s board of directors in May 2019. Dr. Furcht is currently Allen-Pardee Professor of Cancer Biology and Head of the Department of Laboratory Medicine and Pathology at the University of Minnesota and a member of the Division of Molecular Pathology and Genomics. He served as Chairman of the Board of Directors for University of Minnesota Physicians, the Medical School practice plan with approximately 700 physicians, from 2004-2014. He was also the founding Director of the Biomedical Engineering Center from 1990-2001, where he led efforts to establish stem cell and molecular diagnostics expertise at the University of Minnesota. He has published more than 180 scientific papers and holds more than 30 patents in the fields of polypeptides, biomaterials, and adult stem cells. His business experience includes co-founding two medical technology companies, South Bay Medical, a medical device company that was acquired by Mentor Corporation, and Diascreen, a diagnostics company, which was later acquired by Chronimed. Among other attributes, skills, and qualifications, the board of directors believes Dr. Furcht is uniquely qualified to serve as a director based on his research in tumor cell behavior and extracellular matrix proteins, Head of the University of Minnesota’s Department of Laboratory Medicine and Pathology, and his experience in several biotechnology start-ups.

Polly A. Murphy, D.V.M., Ph.D., age 60, was appointed to Celcuity’s board of directors in September 2022. Dr. Murphy has served as Chief Business Officer at Avadel Pharmaceuticals plc since May 2024. Prior to that, Dr. Murphy was Chief Business Officer at UroGen Pharma, Inc. from August 2020 through May 2024 and served in various leadership roles at Pfizer Inc. from September 2008 to August 2020, including as Vice President and Head of Early Commercial Development, Pfizer Oncology Business Unit from January 2019 to August 2020, Vice President and Head of Global Marketing and Commercial Development, Pfizer Oncology Business Unit from June 2017 to December 2018, and Vice President and Head of Strategy and Business Development for Pfizer China from November 2013 to May 2018. Since August 2020, Dr. Murphy as served on the board of directors of Atea Pharmaceuticals, Inc., a publicly held company. Dr. Murphy received her D.V.M. and Ph.D. from Iowa State University and her M.B.A. from Nova Southeastern University. Among other attributes, skills, and qualifications, the board of directors believes Dr. Murphy is uniquely qualified to serve as a director based on her significant medical and scientific expertise and experience in the pharmaceutical industry in business development and commercialization.

Richard J. Nigon, age 77, is currently Senior Vice President of Cedar Point Capital, LLC., a private company that raises capital for early-stage companies, where he has served since 2007. Mr. Nigon has also been a board member for Northern Technologies International Corp. since February 2010, including its non-executive Chairman of the board of directors since November 2012. Mr. Nigon also serves as a director of several private companies. Mr. Nigon previously served as a board member for Tactile Systems Technology from September 2012 to May 2022, Vascular Solutions, Inc. from November 2000 to February 2017, when it was acquired by Teleflex, Incorporated and as a board member for Virtual Radiologic Corporation from May 2007 until it was acquired in July 2010. From February 2001 until December 2006, Mr. Nigon was a Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard, a privately held investment firm, which was acquired in December 2006 by Stifel Nicolaus, a brokerage and investment banking firm. After that acquisition, Mr. Nigon became a Managing Director of Private Placements of Stifel Nicolaus until May 2007. From February 2000 to February 2001, Mr. Nigon served as the Chief Financial Officer of Dantis, Inc., a web hosting company. Prior to joining Dantis, Mr. Nigon was employed by Ernst & Young LLP from 1970 to 2000, where he served as a partner from 1981 to 2000. While at Ernst & Young, Mr. Nigon served as the Director of Ernst & Young’s Twin Cities Entrepreneurial Services Group and was the coordinating partner on several publicly-traded companies in the consumer retailing and manufacturing sectors. Among other attributes, skills, and qualifications, the board of directors believes Mr. Nigon is qualified to serve as a director because of his extensive public accounting and auditing experience, including particular experience with emerging growth companies. The board of directors also believes that Mr. Nigon will bring to the board of directors a strong background in financial controls and reporting, financial management, financial analysis, SEC reporting requirements and mergers and acquisitions. His strategic planning expertise gained through his management and leadership roles at private investment firms also makes him well-suited to serve as a member of the board of directors.

Executive Officers

Information regarding our Chief Executive Officer, Brian F. Sullivan, and our Chief Science Officer, Lance G. Laing, PhD., is included above under the heading “Directors”.

Vicky Hahne, age 58, joined as our Chief Financial Officer in July 2017. She has more than 25 years of financial leadership experience, including the most recent 15 years in the healthcare industry. Prior to joining Celcuity, Ms. Hahne served as Controller of Respiratory Technologies Inc., a medical device manufacturer, from 2015 to 2017. While at Respiratory Technologies, she played a key role in the due diligence process to sell the company to Koninklijke Philips. In 2014, she served as Controller for Ability Network Inc., a healthcare information technology company. From 2007 to 2012, Ms. Hahne served as Controller of SterilMed Inc., a medical device reprocessing company, where she was significantly involved in the sale of the company to Johnson & Johnson. Prior to these roles, Ms. Hahne held several senior financial positions at SimonDelivers Inc., including Chief Financial Officer. Ms. Hahne has extensive experience in early stage, high growth companies with responsibilities including financial controls and stewardship, financial analysis, mergers and acquisitions, building infrastructure and systems. She received a B.S. degree in Finance and Accounting from Northern State University and received her CPA certificate in 1990.

Corporate Governance

Our board of directors has adopted a Code of Ethical Business Conduct that applies to our directors, officers and employees.  In addition, our CEO, CFO and other senior financial officers of the company are subject to a Code of Ethical Business Conduct for Senior Financial Officers. These Codes are available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.celcuity.com. We intend to disclose on our website any amendments or waivers to these codes that are required to be disclosed by SEC or Nasdaq rules.

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) under the captions “Corporate Governance,” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this Item 11 will be contained in the Definitive Proxy Statement under the captions “Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the Definitive Proxy Statement under the captions “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Definitive Proxy Statement under the captions and “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Definitive Proxy Statement under the caption “Proposal No. 2, Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

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

Dated: March 31, 2025		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below constitutes and appoints Brian F. Sullivan and Vicky Hahne as the undersigned’s true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Brian F. Sullivan	Chairman and Chief Executive Officer	March 31, 2025
Brian F. Sullivan	(Principal Executive Officer)

/s/ Vicky Hahne	Chief Financial Officer	March 31, 2025
Vicky Hahne	(Principal Financial and Accounting Officer)

/s/ Lance G. Laing	Chief Science Officer, Vice President and Secretary, and	March 31, 2025
Lance G. Laing	Director

/s/ Richard E. Buller	Director	March 31, 2025
Richard E. Buller

/s/ Dave F. Dalvey	Director	March 31, 2025
Dave F. Dalvey

/s/ Leo T. Furcht	Director	March 31, 2025
Leo T. Furcht

/s/ Polly A. Murphy	Director	March 31, 2025
Polly A. Murphy

/s/ Richard J. Nigon	Director	March 31, 2025
Richard J. Nigon

EXHIBIT INDEX

CELCUITY INC.

FORM 10-K

Exhibit No.	Description

2.1	Form of Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

3.1	Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

4.2*	Description of Registered Securities.

4.3	Form of Warrant to Purchase Units of Membership Interest issued by Celcuity LLC to Cedar Point Capital, LLC, as placement agent of membership units and unsecured convertible promissory notes of Celcuity LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

4.4	Form of Warrant to Purchase Common Stock issued by Celcuity Inc. in connection with the conversion of 1.25% Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.5	Representative’s Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

4.6	First Amendment to Representative’s Warrant, dated September 13, 2022, between Celcuity Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.7	Form of Warrant issued by Celcuity Inc. to Innovatus Life Sciences Lending Fund I, LP in connection with the Loan and Security Agreement dated April 8, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.8	Equity Grant Agreement, dated April 8, 2021, between the Company and Pfizer Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.9	Form of Stock Purchase Warrant issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated May 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

4.10	Form of Pre-Funded Warrant to Purchase Common Stock issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

4.11	Form of Amendment to Placement Agent’s Warrants, dated February 13, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

4.12	Form of Amendment to Warrants to Purchase Shares of Common Stock, dated February 13, 2024 (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

4.13	Form of Warrant to Purchase Stock issued by Celcuity Inc. in connection with the Amended and Restated Loan Agreement, dated May 30, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2024).

10.1+	Celcuity Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.2+	Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020).

10.3+	Amendment to the Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2023).

10.4+	Form of Stock Option Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.5+	Form of Restricted Stock Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.6+	Form of Restricted Stock Unit Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.7+	Form of Stock Appreciation Rights Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.8+	Celcuity LLC 2012 Equity Incentive Plan, adopted August 10, 2012, as amended by First Amendment to the Celcuity LLC 2012 Equity Incentive Plan, adopted November 12, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.9+	Form of Unit Option Agreement pursuant to the Celcuity LLC 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.10	Commercial Lease, dated September 28, 2017, between West Glen Development I, LLC and Celcuity, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

10.11	Commercial Lease, First Amendment to Lease, dated July 28, 2020, between West Glen Development I, LLC and Celcuity Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.12	Commercial Lease, Second Amendment to Lease, dated July 19, 2021, between West Glen Development I, LLC and Celcuity Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.13	Commercial Lease, Third Amendment to Lease, dated July 27, 2022, by and between Celcuity Inc. and West Glen Development I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.14	Commercial Lease, Fourth Amendment to Lease, dated March 13, 2023, by and between Celcuity Inc. and West Glen Development I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

10.15	Clinical Trial Agreement, dated May 8, 2017, by and between NSABP Foundation, Inc. and Celcuity LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.16	Amendment No. 1, Clinical Trial Agreement for FB-12 Phase II Study, by and between NSABP Foundation, Inc and Celcuity Inc., dated October 15, 2020 (incorporated by reference Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2021).

10.17+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Brian F. Sullivan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.18+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Lance G. Laing (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.19+	Confidentiality, Non-Compete and Proprietary Rights Agreement, dated May 17, 2017, between Celcuity LLC and Vicky Hahne (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.20	Form of Indemnification Agreement between Celcuity Inc. and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.21†	License Agreement, dated April 8, 2021, by and between the Company and Pfizer, Inc (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.22†	Amendment No. 1 to License Agreement, dated May 6, 2021, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.23	Open Market Sale AgreementSM, dated February 4, 2022, by and between Celcuity Inc., and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

10.24	Securities Purchase Agreement, dated May 15, 2022, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.25	Registration Rights Agreement, dated May 15, 2022, by and among the Registrant and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.26	Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.27	First Amendment to Loan and Security Agreement, dated August 9, 2022, by and among the Company and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.28	Securities Purchase Agreement, dated October 18, 2023, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.29	Registration Rights Agreement, dated October 18, 2023, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.30	Second Amendment to Loan and Security Agreement, dated March 29, 2024, by and among the Company and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024).

10.31+	Amendment to the Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2024).

10.32+	Amendment to Form of Stock Option Agreement pursuant to Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.33+	Form of Non-Qualified Stock Option Transfer Agreement pursuant to Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.34†	Amended and Restated Loan and Security Agreement, dated May 30, 2024, by and among the Company, Innovatus Life Sciences Lending Fund I, LP, as collateral agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2024).

10.35+*	Change in Control and Severance Plan and Summary Plan Description.

19*	Celcuity Inc. Policy to Prohibit Insider Trading.

23.1*	Consent of Boulay PLLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of principal executive officer required by Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Rule 13a-14(a).

32.1**	Section 1350 Certification of principal executive officer.

32.2**	Section 1350 Certification of principal financial officer.

97	Celcuity Inc. Policy for the Recoupment of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).

101	The following information from the Annual Report on Form 10-K of the Company for the year ended December 31, 2024, formatted, in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, (v) the Notes to Financial Statements, and (vi) the information under Part II, Item 9B “Other Information.”.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.
†	Certain portions have been omitted from this exhibit.

