Form 10-Q
period 2025-03-31
Celcuity Inc.
filed 2025-05-15
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________________

FORM 10-Q

_____________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

16305 36th Avenue North, Suite 100

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

On May 7, 2025 there were 37,866,358 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$16,478	$22,515
Investments	189,213	212,589
Other current assets	11,906	9,467
Total current assets	217,597	244,571
Property and equipment, net	358	336
Operating lease right-of-use assets	172	216
Total Assets	$218,127	$245,123
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$9,932	$9,366
Operating lease liabilities	169	172
Accrued expenses	22,818	22,185
Total current liabilities	32,919	31,723
Operating lease liabilities	13	54
Note payable, non-current	98,527	97,727
Total Liabilities	131,459	129,504
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 317,577 shares issued and outstanding as of each of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value: 95,000,000 shares authorized; 37,839,392 and 37,143,242 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	38	37
Additional paid-in capital	395,482	387,437
Accumulated deficit	(308,852)	(271,855)
Total Stockholders’ Equity	86,668	115,619
Total Liabilities and Stockholders’ Equity	$218,127	$245,123

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:

Research and development	$32,227	$20,647
General and administrative	3,906	1,846
Total operating expenses	36,133	22,493
Loss from operations	(36,133)	(22,493)

Other (expense) income
Interest expense	(3,183)	(1,401)
Interest income	2,319	2,282
Other (expense) income, net	(864)	881
Net loss before income taxes	(36,997)	(21,612)
Income tax benefits	-	-
Net loss	$(36,997)	$(21,612)

Net loss per share, basic and diluted	$(0.86)	$(0.64)

Weighted average common shares outstanding, basic and diluted	43,052,757	33,612,054

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2025

(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	37,143,242	$37	317,577	$-	$387,437	$(271,855)	$115,619
Stock-based compensation	-	-	-	-	2,444	-	2,444
Exercise of common stock warrants	695,650	1	-	-	5,599	-	5,600
Exercise of common stock options, net of shares withheld for exercise price	500	-	-	-	2	-	2
Net loss	-	-	-	-	-	(36,997)	(36,997)
Balance at March 31, 2025 (unaudited)	37,839,392	$38	317,577	$-	$395,482	$(308,852)	$86,668

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2024

(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	25,506,012	$26	854,134	$1	$299,819	$(160,076)	$139,770
Stock-based compensation	-	-	-	-	1,331	-	1,331
Exercise of common stock warrants, net of shares withheld for exercise price	1,742,763	2	-	-	14,007	-	14,009
Exercise of common stock options, net of shares withheld for exercise price	36,550	-	-	-	239	-	239
Conversion of preferred to common stock	3,488,570	3	(348,857)	-	(3)	-	-
Net loss	-	-	-	-	-	(21,612)	(21,612)
Balance at March 31, 2024 (unaudited)	30,773,895	$31	505,277	$1	$315,393	$(181,688)	$133,737

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,997)	$(21,612)
Adjustments to reconcile net loss to net cash used for operations:
Depreciation	37	30
Stock-based compensation	2,444	1,331
Amortization of debt issuance costs and discount	551	65
Payment-in-Kind interest	249	466
Non-cash operating lease, net	(1)	1
Change in accrued interest income	(946)	(154)
Changes in operating assets and liabilities:		-
Other current assets	(2,436)	269
Accounts payable	613	238
Accrued expenses	633	2,298
Net cash used for operating activities	(35,853)	(17,068)
Cash flows from investing activities:
Proceeds from maturities of investments	66,808	125,061
Purchases of investments	(42,486)	(121,435)
Purchases of property and equipment	(60)	(90)
Net cash provided by investing activities	24,262	3,536
Cash flows from financing activities:
Proceeds from exercise of common stock warrants	5,600	14,009
Proceeds from exercise of employee stock options	-	131
Payments for secondary registration statement costs	(46)	(56)
Net cash provided by financing activities	5,554	14,084
Net change in cash and cash equivalents	(6,037)	552
Cash and cash equivalents:
Beginning of period	22,515	30,663
End of period	$16,478	$31,215

Supplemental disclosure of cash flow information:
Interest paid	$2,383	$870
Supplemental disclosures of non-cash investing and financing activities:
Deferred financing costs and offering and registration statement costs included in accounts payable	$-	$13
Property and equipment included in accounts payable	-	19
Property and equipment included in accrued expenses	-	12
Exercise of stock options pending receipt of cash proceeds	2	108

See accompanying notes to the condensed financial statements

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three Months Ended March 31, 2025 and 2024)

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a kinase inhibitor of the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”) pathway that binds to all class I PI3K isoforms and the mTOR complexes, mTORC1 and mTORC2. By targeting all class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PI3K/AKT/mTOR (“PAM”) pathway. Gedatolisib’s mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with HR+/HER2- advanced breast cancer is currently enrolling patients. Site selection activities for a Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with HR+/HER2- advanced breast cancer, are completed and site activities have begun. The first patient is expected to be dosed in the second quarter of 2025. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer, is currently underway. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenues to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited condensed financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected during the remainder of the current year or for any other future period.

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

Clinical Trial Costs

The Company relies on third parties to conduct certain aspects of clinical studies and to formulate and manufacture our drug product. While there are alternative vendors that can perform these functions, any disruption or delay by the Company’s current third parties in carrying out their contractual duties could delay the clinical trials. The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the Company believes utilization of third-party reports most accurately reflects expenses incurred. With the ongoing VIKTORIA-1 Phase 3 clinical trial and the CELC-G-201 Phase 1b/2 clinical trial, and the commencement of the VIKTORIA-2 Phase 3 clinical trial, the Company’s estimated expenses in future periods and actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations and financial position.

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

The following table summarizes the potentially-dilutive shares excluded from the diluted weighted-average shares outstanding:

	March 31,
	2025	2024
Preferred stock on an as-if-converted to common stock basis	3,175,770	5,052,770
Options to purchase common stock	4,847,454	3,049,387
Warrants to purchase common stock	4,825,502	5,517,725
Restricted common stock	1,079	1,958
Total	12,849,805	13,621,840

Pre-funded warrant shares of 5,747,787 are included in the computation of basic and diluted net loss per share for each of the three months ended March 31, 2025 and 2024, as the pre-funded warrants are exercisable for nominal consideration.

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

The following tables summarize the Company’s held-to-maturity investment securities at amortized cost as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$189,213	$25	$-	$189,238
Total	$189,213	$25	$-	$189,238

	December 31, 2024
(in thousands)	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$212,589	$82	$-	$212,671
Total	$212,589	$82	$-	$212,671

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

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, contract manufacturing organizations, and contract research organizations. The Company has a license agreement in place with Pfizer Inc. (“Pfizer”) to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company completed a Phase 1b clinical trial – B2151009 related to gedatolisib. These patients subsequently transitioned to an Expanded Access study – CELC-G-001. Contracts related to the Expanded Access study are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical studies (VIKTORIA-1 and VIKTORIA-2) and the Phase 1b/2 clinical trial (CELC-G-201) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subject to amendments as a result of any change orders executed by the parties. As of March 31, 2025, the Company had six material non-cancelable contractual commitments with respect to these arrangements, which totaled approximately $6.9 million.

6. Stockholders’ Equity

Capital Stock

At December 31, 2024, the Company’s authorized capital stock consisted of 95,000,000 shares of common stock, of which 37,143,242 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 317,577 shares were outstanding.

In March 2025, an investor exercised 695,650 warrants at an exercise price of $8.05, which generated approximately $5.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022.

At March 31, 2025, the Company’s authorized capital stock consisted of 95,000,000 shares of common stock, of which 37,839,392 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 317,577 shares were outstanding. As of March 31, 2025, no dividends have been declared on the Company’s capital stock.

7. Stock-Based Compensation

The following table summarizes the activity for all stock options outstanding for the three months ended March 31:

	2025		2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	4,306,977	$10.42	2,815,392	$7.95
Granted	650,603	10.54	285,795	15.29
Exercised	(500)	5.10	(36,550)	6.55
Forfeited	(109,626)	12.00	(15,250)	9.05
Balance at March 31	4,847,454	$10.40	3,049,387	$8.65

Options exercisable at March 31:	2,170,729	$7.58	1,569,614	$6.55

Weighted Average Grant Date Fair Value for options granted during the period:		$7.43		$10.53

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2025. The stock-based compensation expense disclosed in the following paragraphs is shown in thousands.

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000’s)	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000’s)
4,847,454	7.94	$10.40	$6,952	2,170,729	$7.58	$6,396

The Company recognized stock-based compensation expense for stock options of $2,260 and $1,290 for the three months ended March 31, 2025 and 2024, respectively. In January 2025, May 2022, December 2021 and May 2020, the Company modified previously granted stock option awards to certain employees. The total incremental compensation expense recognized as a result of the modifications was $141 and $45 for the three months ended March 31, 2025 and 2024, respectively. The effect of these modifications on stock-based compensation over the remaining service periods will be $416.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the three months ended March 31:

	2025	2024
Risk-free interest rate	4.03% - 4.65%	3.94% - 4.33%
Expected volatility	76.2 to 77.3%	76.1%
Expected life (years)	5.01 to 6.42	5.25 to 6.08
Expected dividend yield	0%	0%

The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s initial public offering, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the initial public offering, the price per share of common stock is determined by using the closing market price on the Nasdaq Capital Market on the grant date. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method for the time-based awards, in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility is estimated based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded for the time-based awards.

All assumptions used to calculate the grant date fair value of non-employee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options issued in connection with the agreements would also be cancelled.

The Company had 1,079 and 1,958 shares of restricted stock outstanding as of March 31, 2025 and 2024, respectively, and no shares of restricted stock vested during the three months ended March 31, 2025 and 2024. The Company recognized stock-based compensation expense for restricted stock of $4 and $5 for the three months ended March 31, 2025 and 2024, respectively.

The Company initially reserved a maximum of 750,000 shares of common stock for issuance under the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The number of shares reserved for issuance was automatically increased by 371,432 and 255,060 shares on January 1, 2025 and 2024, respectively, and will increase automatically on January 1 of each year through 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year.

At each of the Annual Meetings held on May 12, 2021 and May 12, 2022, the stockholders approved a 500,000 share increase each year to the number of shares reserved for issuance under the 2017 Plan. At each of the Annual Meetings held on May 11, 2023 and May 9, 2024, the stockholders approved a 1,500,000 share increase each year to the number of shares reserved for issuance under the 2017 Plan. The total remaining shares available for grant under the Company’s 2017 Plan as of March 31, 2025 was 1,007,905.

Total unrecognized compensation cost related to stock options and restricted stock is estimated to be recognized at March 31, 2025:

(in thousands)
2025	$6,418
2026	7,443
2027	6,142
2028	2,769
2029	166
Total estimated compensation cost to be recognized	$22,938

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $180 and $36 for the three months ended March 31, 2025 and 2024, respectively. The Company initially reserved a total of 100,000 shares for issuance under the employee stock purchase plan. The number of shares reserved for issuance was automatically increased by 185,716 and 127,530 shares on January 1, 2025 and 2024, respectively, and will increase automatically on each subsequent January 1 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of March 31, 2025 was 546,666.

The Company recognized total stock-based compensation expense as follows for the three months ended March 31:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Stock-based compensation expense in operating expenses:
Research and development	$1,505	$832
General and administrative	939	499
Total	$2,444	$1,331

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

Pursuant to the A&R Loan Agreement, the Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on May 1, 2029 and will bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all assets of the Company. Proceeds will be used for working capital purposes and to fund the Company’s general business requirements, including the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Innovatus has the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00. Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

The A&R Loan Agreement contains a Final Fee, which is equal to 4.5% of the initial funding of the agreement and is due on the earliest to occur of (a) the Maturity Date, (b) the acceleration of any Term Loan, and (c) the prepayment of the Term Loans. There is also a contingent non-utilization fee for both the Term D and Term E Loans. If the Company achieves the Term D Milestone and (i) fails to draw the full amount of the Term D Loan during the Term D Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term D Milestone, of the Company’s intent not to draw the full amount of the Term D Loan, a non-utilization fee of $0.9 million, with respect to the Term D Loan shall become due and payable on the earliest of (i) the termination of the Term D Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. If the Company achieves the Term E Milestone and (i) fails to draw the full amount of the Term E Loan during the Term E Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term E Milestone, of the Company’s intent not to draw the full amount of the Term E Loan, a non-utilization fee of $1.5 million, with respect to the Term E Loan shall become due and payable on the earliest of (i) the termination of the Term E Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. After the 18-month anniversary of the Effective Date, the Company shall have the option to prepay all, but not less than all, of the Term Loans advanced by the Lenders under the A&R Loan Agreement, provided the Company (i) provides written notice to Collateral Agent of its election to prepay the Term Loans at least seven Business Days prior to such prepayment, and (ii) pays to Lenders on the date of such prepayment, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of (A) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon through the prepayment date, (B) the Final Fee, (C) the Prepayment Fee, plus (D) all other outstanding Obligations that are due and payable, including, without limitation, Lenders’ Expenses and interest at the Default Rate with respect to any past due amounts. At May 30, 2024, the Company recognized the Final Fee of $4.5 million as additional debt principal and a corresponding debt discount to be amortized over the life of the loan.

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

On May 13, 2025, the Company entered into the First Amendment (the “First Amendment”) to the A&R Loan Agreement, pursuant to which the Company agreed to (i) pay Oxford an amendment fee of $40,000 on the effective date of the First Amendment, (ii) extend to March 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00, (iii) extend the expiration date of the Term D Draw Period to the earlier of (x) August 31, 2025 and (y) the occurrence of an Event of Default (as defined in the A&R Loan Agreement), (iv) update the liquidity covenant to increase the Minimum Liquidity Percentage (as defined in the First Amendment) to 50% if the Company fails to achieve the Term D Milestone prior to June 1, 2025 and to decrease the Minimum Liquidity Percentage back to 30% if the Company subsequently achieves the Term D Milestone prior to the end of the Term D Draw Period, and (v) release Innovatus and the Lenders from any and all claims arising out of or related to the A&R Loan Agreement, the First Amendment and related documentation.

The Company evaluated the change of terms under ASC 470-50, “Debt – Modification and Extinguishment”, and concluded the change in terms did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not an extinguishment of the debt.

Long-term debt consisted of the following at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Note payable	$100,000	$100,000
Add: Final fee	4,500	4,500
Add: PIK interest (added to principal)	842	593
Less: unamortized debt issuance costs	(1,374)	(1,614)
Less: unamortized debt discount	(5,441)	(5,752)
Total long-term debt	$98,527	$97,727

Future principal payments, including the incurred PIK interest and Final Fee, are as follows:

(in thousands)	Years Ending December 31,
2027	$30,691
2028	52,613
2029	22,038
Total	$105,342

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes appearing under Item 1 of Part I of this Quarterly Report on Form 10-Q (this “Quarterly Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, and the cautionary statements elsewhere in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Celcuity is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a kinase inhibitor of the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”) pathway that binds to all class I PI3K isoforms and the mTOR complexes, mTORC1 and mTORC2. By targeting all class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PI3K/AKT/mTOR (“PAM”) pathway. Its mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with HR+/HER2- advanced breast cancer is currently enrolling patients. Site selection activities are completed and site activation activities for a Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- advanced breast cancer, are completed and site activities have begun. The first patient is expected to be dosed in the second quarter of 2025. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer (“mCRPC”), is currently underway. An investigator sponsored trial has been initiated in collaboration with the Dana Farber Cancer Institute and Massachusetts General Hospital to evaluate gedatolisib in combination with abemaciclib and letrozole in patients with endometrial cancer.

In April 2021, we obtained exclusive global development and commercialization rights to gedatolisib under a license agreement with Pfizer. We believe gedatolisib’s unique mechanism of action, differentiated chemical structure, favorable pharmacokinetic properties, and intravenous route of administration offer distinct advantages over currently approved and investigational therapies that target PI3K, AKT, or mTOR alone or together.

●	Overcomes limitations of therapies that only inhibit a single Class I PI3K isoform, AKT, or one mTOR kinase complex.

Gedatolisib is a pan-class I isoform PI3K inhibitor with low nanomolar potency for the p110α, p110β, p110γ, and p110δ isoforms and the mTORC1 and mTORC2 complexes. By targeting all class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PAM pathway. Each PI3K isoform and mTOR complex is known to preferentially affect different signal transduction events that involve tumor cell survival, depending upon the aberrations associated with the linked pathway. When a therapy only inhibits a single Class I PI3K isoform (e.g., alpelisib, a PI3K-α inhibitor), AKT (e.g., capivasertib, an AKT inhibitor) or only one mTOR kinase complex (e.g., everolimus, an mTORC1 inhibitor), numerous feedforward and feedback loops between the PI3K isoforms and mTOR complexes cross-activate the uninhibited sub-units. This, in turn, induces compensatory resistance that reduces the efficacy of isoform specific PI3K, AKT, or mTORC1 kinase inhibitors. Inhibiting all four PI3K isoforms and both mTOR complexes, as gedatolisib does, thus prevents the confounding effect of isoform interaction that may occur with isoform-specific PI3K inhibitors and the confounding interaction between PI3K isoforms, AKT, and mTOR.

●	Better tolerated by patients than oral PI3K and mTOR drugs.

Gedatolisib is administered intravenously on a four-week cycle of three weeks-on, one week-off, in contrast to the orally administered pan-PI3K or dual PI3K/mTOR inhibitors that are no longer being clinically developed. Oral pan-PI3K or PI3K/mTOR inhibitors have repeatably been found to induce significant side effects that were not well tolerated by patients. This typically leads to a high proportion of patients requiring dose reductions or treatment discontinuation. The challenging toxicity profile of these drug candidates ultimately played a significant role in the decisions to halt their development, despite showing promising efficacy. By contrast, gedatolisib’s comprehensive inhibition of the PAM pathway at low nanomolar potency, IV route of administration, and pharmacokinetic properties enables it to achieve optimal anti-proliferative effects on tumor cells without inducing the levels of hyperglycemia, rash, and diarrhea typically associated with oral single-node inhibitors of the PAM pathway.

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

As of March 31, 2025, 492 patients with solid tumors have received gedatolisib in eight completed clinical trials. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

A Phase 1b clinical trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Four patients from this study continue to receive study treatment, as of March 31, 2025, each of whom has received study treatment for more than five years. The B2151009 clinical trial was an open label, multiple arm Phase 1b clinical trial that evaluated gedatolisib in combination with palbociclib (CDK4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (“MTD”) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, and D).

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

Median progression-free survival (“PFS”) was 12.9 months for patients who received a prior CDK4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D). For all treatment naïve patients who received gedatolisib combined with palbociclib plus letrozole in Expansion Arm A and Escalation Arm A (N=41), median PFS was 48.6 months and ORR was 79%. These results compare favorably to published data for current first-line standard-of-care treatments for patients with HR+/HER2-advanced breast cancer.

Gedatolisib combined with palbociclib and endocrine therapy demonstrated a favorable safety profile with manageable toxicity. The majority of treatment related AEs were Grades 1 and 2. The most frequently observed AEs included stomatitis/mucosal inflammation, the majority of which were Grades 1 and 2. The most common Grade 4 AEs were neutropenia and neutrophil count decrease, which were assessed as related to treatment with palbociclib. No Grade 5 events were reported in this study.

We are currently enrolling patients in a Phase 3, open-label, randomized clinical trial, VIKTORIA-1, to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. Over two hundred clinical sites in North America, Europe, Latin America, and Asia-Pacific are participating in the study. The first patient was dosed in this trial in December 2022.

The VIKTORA-1 Phase 3 clinical trial enables separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and have PIK3CA WT tumors were randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). During the fourth quarter of 2024, we achieved our enrollment goal of 351 subjects for the PIK3CA WT cohort. Based on evaluation of blinded event rates, the primary completion date is projected to occur in June 2025 with topline data now expected to be available in the third quarter of 2025 for this group. Subjects who meet eligibility criteria and are PIK3CA MT are randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Enrollment of up to 350 subjects who have PIK3CA MT tumors is ongoing. We expect topline data for this group to be available in the fourth quarter of 2025.

We received approval from the FDA in mid-2023 to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. We have since initiated a Phase 1b/2 clinical trial, CELC-G-201, that is enrolling patients with mCRPC who progressed after treatment with an androgen receptor inhibitor. The first patient was dosed in this trial in February 2024.

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

The primary objectives of the Phase 1b portion of the trial include assessment of the safety and tolerability of gedatolisib in combination with darolutamide and determination of the recommended Phase 2 dose of gedatolisib. The primary objective of the Phase 2 portion of the trial is to assess the radiographic PFS at six months of patients who received the RP2D. The study is expected to report topline data for the Phase 1b dose escalation portion of the trial late in the second quarter of 2025.

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

Recent Developments

Based on evaluation of blinded event rates in the ongoing VIKTORIA-1 Phase 3 clinical trial, the primary completion date for the PIK3CA WT patient cohort is projected to occur in June 2025 with topline data now anticipated to be available in the third quarter of 2025. If our topline data from the WT cohort is positive, we expect the data will support the filing of our first new drug application and, if approved, our transition to a commercial stage company. If gedatolisib ultimately does receive FDA approval for both the PIK3CA WT and MT populations, we estimate the peak revenue potential for this second-line indication could exceed $2 billion with just 40% market penetration.

●	Enrollment is ongoing in the PIK3CA MT of the VIKTORIA-1 trial and remains on track to report topline data in the fourth quarter of 2025.
●	VIKTORIA-1 is a global Phase 3 study evaluating gedatolisib in combination with fulvestrant with and without palbociclib in adults with HR+, HER2- advanced breast cancer who have received prior treatment with a CDK4/6 inhibitor.

Site activation activities are underway globally for the VIKTORIA-2 Phase 3 clinical trial and dosing of the first patient is anticipated to occur in the second quarter of 2025.

●	VIKTORIA-2 is a global, Phase 3 open-label randomized study evaluating the efficacy and safety of gedatolisib in combination with fulvestrant plus a CDK4/6 inhibitor, either ribociclib or palbociclib, in comparison to fulvestrant plus a CDK4/6 inhibitor as a first-line treatment for patients with HR+/HER2- advanced breast cancer who are endocrine therapy resistant.
●	Prior to initiating the Phase 3 portion of the study, a safety run-in will be conducted in 12-36 participants to assess the safety of gedatolisib in combination with ribociclib and fulvestrant.

The CELC-G-201 study is on track to report topline data for the Phase 1b portion of the trial late in the second quarter of 2025.

●	CELC-G-201 is a Phase 1b/2 evaluating gedatolisib in combination with darolutamide for the treatment of patients with metastatic castration resistant prostate cancer (mCRPC) whose disease progressed while on or after treatment with an androgen receptor signaling inhibitor.

●	The Phase 1b portion of the trial will assess the safety and tolerability of gedatolisib in combination with darolutamide and is expected to identify the recommended phase 2 dose regimen.

Initiating a clinical trial collaboration with the Dana Farber Cancer Institute and Massachusetts General Hospital to evaluate gedatolisib in combination with abemaciclib and letrozole in patients with endometrial cancer.

●	In a prior Phase 2 study, gedatolisib was evaluated as a monotherapy in patients with endometrial cancer.

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended March 31, 2025 and 2024, we reported a net loss of approximately $37.0 million and $21.6 million, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $308.9 million. As of March 31, 2025, we had cash and cash equivalents and short-term investments of approximately $205.7 million.

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we initiated a Phase 3 clinical trial, VIKTORIA-1, in 2022 to support potential regulatory approval to market gedatolisib. In August 2023, we initiated a Phase 1b/2 clinical trial, CELC-G-201, and we have initiated a second Phase 3 clinical trial, VIKTORIA-2, with dosing of the first patient planned in the second quarter of 2025 to support submission to the FDA seeking approval for this indication for gedatolisib. If we obtain regulatory approvals to market gedatolisib, we expect to generate revenue from sales of the drug for the treatment of breast cancer patients.

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

Interest Expense

Interest expense is primarily due to the A&R Loan Agreement (as defined below).

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended
	March 31,		Increase (Decrease)
(in thousands)	2025	2024	$	Percent Change
Statements of Operations Data:
Operating expenses:
Research and development	$32,227	$20,647	$11,580	56%
General and administrative	3,906	1,846	2,060	112
Total operating expenses	36,133	22,493	13,640	61
Loss from operations	(36,133)	(22,493)	(13,640)	61

Other (expense) income
Interest expense	(3,183)	(1,401)	(1,782)	127
Interest income	2,319	2,282	37	2
Other (expense) income, net	(864)	881	(1,745)	(198)
Net loss before income taxes	(36,997)	(21,612)	(15,385)	71
Income tax benefits	-	-	-	-
Net loss	$(36,997)	$(21,612)	$(15,385)	71%

Research and Development

Our research and development expenses for the three months ended March 31, 2025 were approximately $32.2 million, representing an increase of approximately $11.6 million, or 56%, compared to the same period in 2024. Of the $11.6 million increase in research and development expense, $5.9 million was related to increased employee and consulting expenses. The remaining $5.7 million was primarily related to activities supporting our ongoing clinical trials.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to develop gedatolisib and conduct the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 clinical trial and the VIKTORIA-2 Phase 3 clinical trial.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2025 were approximately $3.9 million, representing an increase of approximately $2.1 million, or 112%, compared to the same period in 2024. Of the $2.1 million increase in general and administrative expense, $1.6 million was related to increased employee and consulting expenses. The remaining $0.5 million of the $2.1 million increase resulted from professional fees, expanding infrastructure and other administrative expenses.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and requirements, and other compliance matters.

Interest Expense

Interest expense for the three months ended March 31, 2025 was $3.2 million and represents an increase of $1.8 million, or 127%, compared to the same period in 2024. Interest expense is the result of the A&R Loan Agreement. The increase is due primarily to the incremental $61.7 million funding of Term Loan C in May 2024. The $3.2 million of interest expense includes $0.8 million of non-cash interest expense.

Interest Income

Interest income for the three months ended March 31, 2025 was $2.3 million which is flat compared to the same period in 2024.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through March 31, 2025, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through March 31, 2025, we raised an aggregate of approximately $374.6 million of net proceeds through sales of our securities, and as of March 31, 2025 had $100.0 million of borrowings under loan agreements, not including payable-in-kind interest. As of March 31, 2025, our cash and cash equivalents and short-term investments were approximately $16.5 million and $189.2 million, respectively, and we had an accumulated deficit of approximately $308.9 million.

In March 2025, an investor exercised 695,650 warrants at an exercise price of $8.05, which generated approximately $5.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022.

Open Market Sale Agreement. On February 4, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million, which amount was subsequently increased to $125.0 million on December 6, 2024. On October 12, 2022, pursuant to this agreement, the Company sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses). On December 1, 2023, pursuant to this agreement, the Company sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15.0 million ($14.4 million net of commissions and offering expenses). In April 2024 and May 2024, pursuant to this agreement, the Company sold 285,714 and 149,700 shares of common stock, respectively, at an average selling price of $17.55 per share, generating gross proceeds of $7.6 million before deducting commissions and other offering expenses of $0.3 million. At March 31, 2025, $125.0 million of common stock remains available for sale under the Open Market Sale Agreement with Jefferies.

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

Pursuant to the A&R Loan Agreement, the Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on May 1, 2029 and will bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all assets of the Company. Proceeds will be used for working capital purposes and to fund the Company’s general business requirements, including the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Innovatus has the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00. Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

The A&R Loan Agreement contains a Final Fee, which is equal to 4.5% of the initial funding of the agreement and is due on the earliest to occur of (a) the Maturity Date, (b) the acceleration of any Term Loan, and (c) the prepayment of the Term Loans. There is also a contingent non-utilization fee for both the Term D and Term E Loans. If the Company achieves the Term D Milestone and (i) fails to draw the full amount of the Term D Loan during the Term D Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term D Milestone, of the Company’s intent not to draw the full amount of the Term D Loan, a non-utilization fee of $0.9 million, with respect to the Term D Loan shall become due and payable on the earliest of (i) the termination of the Term D Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. If the Company achieves the Term E Milestone and (i) fails to draw the full amount of the Term E Loan during the Term E Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term E Milestone, of the Company’s intent not to draw the full amount of the Term E Loan, a non-utilization fee of $1.5 million with respect to the Term E Loan shall become due and payable on the earliest of (i) the termination of the Term E Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. After the 18-month anniversary of the Effective Date, the Company shall have the option to prepay all, but not less than all, of the Term Loans advanced by the Lenders under the A&R Loan Agreement, provided the Company (i) provides written notice to Collateral Agent of its election to prepay the Term Loans at least seven Business Days prior to such prepayment, and (ii) pays to Lenders on the date of such prepayment, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of (A) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon through the prepayment date, (B) the Final Fee, (C) the Prepayment Fee, plus (D) all other outstanding Obligations that are due and payable, including, without limitation, Lenders’ Expenses and interest at the Default Rate with respect to any past due amounts. At May 30, 2024, the Company recognized the Final Fee of $4.5 million as additional debt principal and a corresponding debt discount to be amortized over the life of the loan.

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

On May 13, 2025, we entered into the First Amendment (the “First Amendment”) to the A&R Loan Agreement, pursuant to which we agreed to (i) pay Oxford an amendment fee of $40,000 on the effective date of the First Amendment, (ii) extend to March 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00, (iii) extend the expiration date of the Term D Draw Period to the earlier of (x) August 31, 2025 and (y) the occurrence of an Event of Default (as defined in the A&R Loan Agreement), (iv) update the liquidity covenant to increase the Minimum Liquidity Percentage (as defined in the First Amendment) to 50% if we fail to achieve the Term D Milestone prior to June 1, 2025 and to decrease the Minimum Liquidity Percentage back to 30% if we subsequently achieve the Term D Milestone prior to the end of the Term D Draw Period, and (v) release Innovatus and the Lenders from any and all claims arising out of or related to the A&R Loan Agreement, the First Amendment and related documentation.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, conduct the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 trial, and the VIKTORIA-2 Phase 3 clinical trial, conduct other studies and clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we commercialize gedatolisib. We expect to use cash on hand, together with the funds received or to be received under the debt and equity financings described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the three months ended March 31:

	March 31,
	2025	2024
(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,853)	$(17,068)
Investing activities	24,262	3,536
Financing activities	5,554	14,084
Net (decrease) increase in cash and cash equivalents	$(6,037)	$552

Operating Activities

Net cash used in operating activities was approximately $35.9 million for the three months ended March 31, 2025 and consisted primarily of a net loss of approximately $37.0 million and working capital changes of $1.2 million, partially offset by non-cash expense items of approximately $2.3 million. Non-cash expense items of approximately $2.3 million primarily consisted of $2.4 million of stock-based compensation expense, partially offset by net non-cash interest of $0.1 million. The approximately $1.2 million of working capital changes was primarily due to an increase in other current assets and amortization of debt issuance costs and discount, partially offset by increases in accrued expenses and accounts payable.

Net cash used in operating activities was approximately $17.1 million for the three months ended March 31, 2024 and consisted primarily of a net loss of approximately $21.6 million, partially offset by working capital changes of $2.8 million and non-cash expense items of approximately $1.7 million. Non-cash expense items of approximately $1.7 million primarily consisted of $1.3 million of stock-based compensation expense and net non-cash interest of $0.4 million. The approximately $2.8 million of working capital changes was primarily due to increases in accrued expenses and accounts payable and a decrease in other current assets.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was approximately $24.3 million and consisted primarily of net proceeds from short-term investments in government securities (U.S. Treasury Bills and U.S. government securities), partially offset by purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2024 was approximately $3.5 million and consisted primarily of net proceeds from maturities of short-term investments in government securities (U.S. Treasury Bills), partially offset by $0.1 million purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was approximately $5.6 million and primarily consisted of net proceeds from the exercise of 695,650 common stock warrants at an exercise price of $8.05.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated timelines and costs for such trials; (ii) our plans to develop and commercialize our products, and our expectations about the market opportunity for gedatolisib and our ability to serve that market; (iii) our expectations with respect to our competitive advantages, including the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments; (iv) our expectations regarding the timeline of patient enrollment and results from clinical trials, including our ongoing Phase 3 VIKTORIA-1 clinical trial, ongoing Phase 3 VIKTORIA-2 clinical trial, and ongoing Phase 1b/2 clinical trial for gedatolisib; (v) our expectations regarding our ability to obtain FDA approval to commercialize gedatolisib; (vi) our expectations regarding governmental laws and regulations affecting our operations, including, without limitation, developments in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S. and laws that affect our operations and our laboratory; (vii) our expectations with respect to the development, validation, required approvals, costs and timelines of our drug candidate gedatolisib; (viii) our beliefs related to the potential benefits resulting from Breakthrough Therapy designation for gedatolisib; (ix) our plans with respect to research and development and related expenses for the foreseeable future; (x) our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer with respect to gedatolisib; (xi) our expectations regarding the future payments that may be owed to Pfizer under the license agreement with them; (xii) our beliefs with respect to the potential rate and degree of market acceptance, both in the United States and internationally, and clinical utility of gedatolisib; (xiii) our revenue expectations; (xiv) our expectations regarding business development activities, including collaborations with pharmaceutical companies; (xv) our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for our drug candidate, gedatolisib, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and from government insurance programs, such as Medicare and Medicaid; (xvi) our expectations as to the use of proceeds from our financing activities; (xvii) our expectations with respect to availability of capital, including accessing our current debt facility or any other debt facility or other capital sources in the future, and our assumption that we will have adequate authorized shares for future equity issuances; (xviii) our beliefs regarding the adequacy of our cash on hand to fund our clinical trials, capital expenditures, working capital, and other general corporate expenses, as well as the increased costs associated with being a public company; (xix) our plans with respect to potentially raising capital; and (xx) our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates, including our gedatolisib drug candidate and our CELsignia platform and tests.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; our potential inability to develop, validate and commercialize gedatolisib on a timely basis or at all; the uncertainties and costs associated with clinical studies and with developing and commercializing biopharmaceuticals; the complexity and difficulty of demonstrating the safety and sufficient magnitude of benefit to support regulatory approval of gedatolisib and other products we may develop; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; tightening credit markets and limitations on access to capital; stock market volatility or other factors that may affect our ability to access capital on favorable terms or at all; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering, analysis, and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, including the important information in the section entitled “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Except as set forth below, there have been no material changes to the risk factors previously disclosed in such Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Changes to trade policy, including new or increased tariffs and changing import and export regulations, could have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations, and financial condition could be adversely affected by uncertainty and changes in U.S. or international trade policies, including tariffs, quotas, trade agreements, or other trade restrictions imposed by the U.S. or other governments. For example, the U.S. has instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries. The new tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Several tariff announcements have been followed by announcements of limited exemptions, revisions, and temporary pauses, resulting in significant uncertainty.

The imposition of tariffs and other trade restrictions, as well as the escalation of trade disputes and any downturns in the global economy resulting therefrom, could materially and adversely affect our business, financial condition and results of operations. The extent and duration of the tariffs and other trade restrictions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, and availability and cost of alternative sources of supply.

While we plan to maintain adequate inventory of the gedatolisib active pharmaceutical ingredient (“API”) and to qualify a second source of gedatolisib API, any imposition of, or increase in, tariffs or other restrictions on imports of equipment or other materials (or the components of these materials) could increase the cost for such materials and also increase the prices for such materials available domestically or locally, if any, which in turn could increase our costs. Such cost increases could materially and adversely affect our results of operations and financial condition. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy. Such conditions could have a material adverse impact on our business, results of operations and financial position.

Disruptions at the FDA, and other government agencies from funding cuts, personnel losses, leadership changes, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency (“EMA”), play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including investigational new drug applications (“INDs”), requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of FDA leadership and personnel, and new leadership at the U.S. Department of Health and Human Services, FDA and the Center for Drug Evaluation and Research could lead to disruptions and delays in FDA guidance and review and approval of our product candidate. Further, while the FDA’s review of marketing applications and other activities for new drugs is largely funded through the user fee program established under the Prescription Drug User Fee Act, it remains unclear how the administration’s recent reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidate in a timely manner.

There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, the President has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and new drug applications, our business would be negatively impacted.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

First Amendment to Amended and Restated Loan and Security Agreement

On May 13, 2025, we entered into the First Amendment (the “First Amendment”) to Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent, and the Lenders listed on Schedule 1.1 thereto or otherwise party thereto from time to time (the “Lenders”), including Innovatus in its capacity as a Lender, and Oxford Finance LLC (“Oxford”).

Pursuant to the First Amendment, we agreed to (i) pay Oxford an amendment fee of $40,000 on the effective date of the First Amendment, (ii) extend to March 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan (as defined in the A&R Loan Agreement) into shares of the Company’s common stock at a price per share of $10.00, (iii) extend the expiration date of the Term D Draw Period (as defined in the First Amendment) to the earlier of (x) August 31, 2025 and (y) the occurrence of an Event of Default (as defined in the A&R Loan Agreement), (iv) update the liquidity covenant to increase the Minimum Liquidity Percentage (as defined in the First Amendment) to 50% if we fail to achieve the Term D Milestone (as defined in the A&R Loan Agreement) prior to June 1, 2025 and to decrease the Minimum Liquidity Percentage back to 30% if we subsequently achieve the Term D Milestone prior to the end of the Term D Draw Period, and (v) release Innovatus and the Lenders from any and all claims arising out of or related to the A&R Loan Agreement, the First Amendment and related documentation.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

10.1	Change in Control and Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.2*	Form of Stock Option Agreement (Performance-Based) pursuant to Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan.

10.3*	First Amendment to Amended and Restated Loan and Security Agreement, dated May 13, 2025, by and among the Company, Innovatus Life Sciences Lending Fund I, LP, as collateral agent, the Lenders named therein and Oxford Finance LLC.

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, (v) the Notes to Condensed Financial Statements, and (vi) the information under Part II, Item 5, “Other Information.”

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2025	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

