Form 10-Q
period 2025-06-30
Celcuity Inc.
filed 2025-08-14
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

On August 7, 2025 there were 42,426,711 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$46,354	$22,515
Investments	122,032	212,589
Other current assets	14,718	9,467
Total current assets	183,104	244,571
Property and equipment, net	357	336
Operating lease right-of-use assets	131	216
Total Assets	$183,592	$245,123
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$11,158	$9,366
Operating lease liabilities	139	172
Accrued expenses	28,644	22,185
Total current liabilities	39,941	31,723
Operating lease liabilities	-	54
Note payable, non-current	99,276	97,727
Total Liabilities	139,217	129,504
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 213,151 and 317,577 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.001 par value: 95,000,000 shares authorized; 38,914,208 and 37,143,242 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	39	37
Additional paid-in capital	398,456	387,437
Accumulated deficit	(354,120)	(271,855)
Total Stockholders’ Equity	44,375	115,619
Total Liabilities and Stockholders’ Equity	$183,592	$245,123

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:

Research and development	$40,222	$22,498	$72,449	$43,145
General and administrative	3,787	1,786	7,693	3,632
Total operating expenses	44,009	24,284	80,142	46,777
Loss from operations	(44,009)	(24,284)	(80,142)	(46,777)

Other (expense) income
Interest expense	(3,204)	(2,260)	(6,387)	(3,661)
Interest income	1,945	2,822	4,264	5,104
Other (expense) income, net	(1,259)	562	(2,123)	1,443
Net loss before income taxes	(45,268)	(23,722)	(82,265)	(45,334)
Income tax benefits	-	-	-	-
Net loss	$(45,268)	$(23,722)	$(82,265)	$(45,334)

Net loss per share, basic and diluted	$(1.04)	$(0.62)	$(1.90)	$(1.26)

Weighted average common shares outstanding, basic and diluted	43,663,364	38,444,163	43,359,748	36,028,109

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2025

(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	37,143,242	$37	317,577	$-	$387,437	$(271,855)	$115,619
Stock-based compensation	-	-	-	-	2,444	-	2,444
Exercise of common stock warrants	695,650	1	-	-	5,599	-	5,600
Exercise of common stock options, net of shares withheld for exercise price	500	-	-	-	2	-	2
Net loss	-	-	-	-	-	(36,997)	(36,997)
Balance at March 31, 2025 (unaudited)	37,839,392	38	317,577	-	395,482	(308,852)	86,668
Stock-based compensation	1,029	-		-	2,704	-	2,704
Employee stock purchases	26,966	-		-	253	-	253
Conversion of preferred stock to common stock	1,044,260	1	(104,426)	-	(1)	-	-
Exercise of common stock options, net of shares withheld for exercise price	2,561	-	-	-	18	-	18
Net loss	-	-	-	-	-	(45,268)	(45,268)
Balance at June 30, 2025 (unaudited)	38,914,208	$39	213,151	$-	$398,456	$(354,120)	$44,375

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2024

(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	25,506,012	$26	854,134	$1	$299,819	$(160,076)	$139,770
Stock-based compensation	-	-	-	-	1,331	-	1,331
Exercise of common stock warrants, net of shares withheld for exercise price	1,742,763	2	-	-	14,007	-	14,009
Exercise of common stock options, net of shares withheld for exercise price	36,550	-	-	-	239	-	239
Conversion of preferred to common stock	3,488,570	3	(348,857)		(3)	-	-
Net loss	-	-	-	-	-	(21,612)	(21,612)
Balance at March 31, 2024 (unaudited)	30,773,895	$31	505,277	$1	$315,393	$(181,688)	$133,737
Stock-based compensation	1,429	-	-	-	1,411	-	1,411
Employee stock purchases	20,426	-	-	-	131	-	131
Conversion of preferred stock to common stock	1,877,000	2	(187,700)	(1)	(1)	-	-
Exercise of common stock warrants, net of shares withheld for exercise price	19,390	-	-	-	173	-	173
Exercise of common stock options, net of shares withheld for exercise price	16,197	-	-	-	96	-	96
Issuance of common stock in an ATM offering	435,414	-	-	-	7,642	-	7,642
Issuance costs associated with an ATM offering	-	-	-	-	(264)	-	(264)
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	3,871,000	4	-	-	56,248	-	56,252
Issuance of common stock warrants, note payable	-	-	-	-	1,229	-	1,229
Net loss	-	-	-	-	-	(23,722)	(23,722)
Balance at June 30, 2024 (unaudited)	37,014,751	$37	317,577	$-	$382,058	$(205,410)	$176,685

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(82,265)	$(45,334)
Adjustments to reconcile net loss to net cash and cash equivalents used in operations:
Depreciation	77	61
Stock-based compensation	5,148	2,742
Amortization of debt issuance costs and discount	1,088	302
Payment-in-Kind interest	501	858
Non-cash operating lease expense, net	(2)	1
Change in accrued interest income	340	(639)
Changes in operating assets and liabilities:
Other current assets	(5,251)	1,471
Accounts payable	1,840	1,183
Accrued expenses	6,459	4,220
Net cash used in operating activities	(72,065)	(35,135)

Cash flows from investing activities:
Proceeds from maturities of investments	196,738	260,390
Purchases of investments	(106,521)	(362,767)
Purchases of property and equipment	(99)	(154)
Net cash provided by (used in) investing activities	90,118	(102,531)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	5,600	14,182
Proceeds from exercise of employee stock options	20	335
Proceeds from employee stock purchases	253	131
Proceeds from follow-on offering, net of underwriting discounts and offering costs	-	56,258
Proceeds from note payable, net of debt issuance costs and discount of $2,430 in 2024	-	59,234
Proceeds from an ATM offering, net of issuance costs	-	7,356
Payments for secondary registration statement costs	(47)	(34)
Payments for debt issuance costs	(40)	-
Net cash provided by financing activities	5,786	137,462
Net change in cash and cash equivalents	23,839	(204)
Cash and cash equivalents:
Beginning of period	22,515	30,663
End of period	$46,354	$30,459

Supplemental disclosure of cash flow information:
Interest paid	$4,799	$2,501
Supplemental disclosures of non-cash investing and financing activities:
Change in accounts payable attributed to offering and registration statement costs	$47	$14
Change in accounts payable attributed to property and equipment	1	-
Non-cash interest receivable	-	327
Common stock warrants issued with note payable transaction	-	1,229

See accompanying notes to the condensed financial statements.

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a kinase inhibitor of the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”) pathway that binds to all Class I PI3K isoforms and the mTOR complexes, mTORC1 and mTORC2. By targeting all Class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PI3K/AKT/mTOR (“PAM”) pathway. Gedatolisib’s mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3K or mTOR alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with hormone receptor-positive (HR+), human epidermal growth factor receptor 2-negative (HER2-) (“HR+/HER2-”) advanced breast cancer has completed enrollment of and reported topline data for cohort 1, patients with PIK3CA wild-type (“WT”) tumors, and is continuing to enroll cohort 2, patients with PIK3CA mutant-type (“MT”) tumors. Our Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a cyclin-dependent kinase (“CDK”) 4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- advanced breast cancer is currently enrolling patients. The first patient was dosed in July of 2025. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer, is ongoing. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenue to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited condensed financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected during the remainder of the current year or for any other future period.

Accounting Estimates

Management uses estimates and assumptions in preparing these unaudited condensed financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could differ from those estimates and the difference could be material. Significant items subject to such estimates and assumptions include the valuation of stock-based compensation and prepaid or accrued clinical trial costs.

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

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

Clinical Trial Costs

The Company relies on third parties to conduct certain aspects of clinical studies and to formulate and manufacture our drug product. While there are alternative vendors that can perform these functions, any disruption or delay by the Company’s current third parties in carrying out their contractual duties could delay the clinical trials. The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the Company believes utilization of third-party reports most accurately reflects expenses incurred. With the ongoing VIKTORIA-1 and VIKTORIA-2 Phase 3 clinical trials, and the CELC-G-201 Phase 1b/2 clinical trial, the Company’s estimated expenses in future periods and actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations and financial position.

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

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and six-month periods presented below:

	June 30,
	2025	2024

Preferred stock on an as-if-converted to common stock basis	2,131,510	3,175,770
Options to purchase common stock	5,075,566	3,266,969
Warrants to purchase common stock	4,825,502	5,600,234
Restricted common stock	1,029	1,079
	12,033,607	12,044,052

Pre-funded warrant shares of 5,747,787 are included in the computation of basic and diluted net loss per share for each of the three and six months ended June 30, 2025 and 2024, as the pre-funded warrants are exercisable for nominal consideration.

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

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

The following tables summarize the Company’s held-to-maturity investment securities at amortized cost as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$122,032	$-	$(11)	$122,021
Total	$122,032	$-	$(11)	$122,021

	December 31, 2024
(in thousands)	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$212,589	$82	$-	$212,671
Total	$212,589	$82	$-	$212,671

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

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, contract manufacturing organizations, and contract research organizations. The Company has a license agreement in place with Pfizer Inc. (“Pfizer”) to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company completed a Phase 1b clinical trial, B2151009, related to gedatolisib. These patients subsequently transitioned to an Expanded Access study, CELC-G-001. Contracts related to the Expanded Access study are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical studies (VIKTORIA-1 and VIKTORIA-2) and the Phase 1b/2 clinical trial (CELC-G-201) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subject to amendments as a result of any change orders executed by the parties. As of June 30, 2025, the Company had three material non-cancelable contractual commitments with respect to these arrangements, which totaled approximately $3.6 million.

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

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

In June 2025, 104,426 shares of preferred stock were converted into 1,044,260 shares of common stock.

At June 30, 2025, the Company’s authorized capital stock consisted of 95,000,000 shares of common stock, of which 38,914,208 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 213,151 shares were outstanding. As of June 30, 2025, no dividends have been declared on the Company’s capital stock.

7. Stock-Based Compensation

The Company recognized total stock-based compensation expense as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense in operating expenses:
Research and development	$1,722	$978	$3,227	$1,810
General and administrative	982	433	1,921	932
Total	$2,704	$1,411	$5,148	$2,742

2017 Plan

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

At the Annual Meeting held on May 13, 2025, the stockholders approved a 3,000,000 share increase to the number of shares reserved for issuance under the 2017 Plan. The total remaining shares available for grant under the Company’s 2017 Plan as of June 30, 2025 was 3,775,453.

Stock Options

The following table summarizes the activity for all stock options outstanding for the six months ended June 30:

	2025		2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	4,306,977	$10.42	2,815,392	$7.95
Granted	960,548	10.77	552,179	15.77
Exercised	(3,061)	6.57	(52,747)	6.35
Forfeited	(188,898)	11.68	(47,855)	10.19
Balance at June 30	5,075,566	$10.44	3,266,969	$9.27

Options exercisable at June 30:	2,347,452	$7.91	1,710,917	$6.80

Weighted Average Grant Date Fair Value for options granted during the period:		$7.53		$10.83

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2025. The stock-based compensation expense disclosed in the following paragraphs is shown in thousands.

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
5,075,566	7.83	$10.44	17,830	2,347,452	$7.91	13,121

The Company recognized stock-based compensation expense for stock options of $2,376 and $1,330 for the three months ended June 30, 2025 and 2024, respectively, and $4,636 and $2,620 for the six months ended June 30, 2025 and 2024, respectively. In January 2025, May 2022, December 2021 and May 2020, the Company modified previously granted stock option awards to certain employees. The total incremental compensation expense recognized as a result of the modifications was $70 and $42 for the three months ended June 30, 2025 and 2024, respectively, and $211 and $86 for the six months ended June 30, 2025 and 2024, respectively. The effect of these modifications on stock-based compensation over the remaining service periods will be $346. During the three and six months ended June 30, 2025, options in the amount of 2,561 and 3,061 shares were exercised, respectively, with an intrinsic value of $16 and $21, respectively. During the three and six months ended June 30, 2024, options in the amount of 16,197 and 52,747 were exercised, respectively, with an intrinsic value of $170 and $529, respectively.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards with the following weighted-average assumptions for the six months ended June 30:

	2025	2024
Risk-free interest rate	3.78 – 4.65%	3.94- 4.71%
Expected volatility	76.0 to 77.3%	74.8 to 76.10%
Expected life (years)	5.01 to 6.42	5.25 to 6.09
Expected dividend yield	0%	0%

The inputs for the Black-Scholes valuation model require management’s significant assumptions. Prior to the Company’s initial public offering, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the initial public offering, the price per share of common stock is determined by using the closing market price on the Nasdaq Capital Market on the grant date. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method for the time-based awards in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility is estimated based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded.

All assumptions used to calculate the grant date fair value of non-employee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options issued in connection with the agreements would also be cancelled.

Restricted Stock Awards

Restricted stock awards (“RSAs”) granted to members of the Company’s board during the three and six months ended June 30, 2025 and 2024 were 1,029 shares and 1,429 shares, respectively. During the three and six months ended June 30, 2025 and 2024, RSAs vested in the amount of 1,079 shares and 2,308 shares, respectively. The Company recognized stock-based compensation expense for RSAs of $2 and $9 for the three months ended June 30, 2025 and 2024, respectively, and $6 and $13 for the six months ended June 30, 2025 and 2024, respectively. RSAs outstanding as of June 30, 2025 and June 30, 2024 were 1,029 shares and 1,079 shares, respectively.

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

Total unrecognized compensation cost related to stock options and RSAs that is estimated to be recognized at June 30, 2025 is as follows:

(in thousands)
2025	$4,531
2026	7,975
2027	6,505
2028	3,155
2029	325
Total estimated compensation cost to be recognized	$22,491

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $326 and $72 for the three months ended June 30, 2025 and 2024, respectively, and $506 and $109 for the six months ended June 30, 2025 and 2024, respectively. The number of shares reserved for issuance was automatically increased by 185,716 on January 1, 2025, and will increase automatically on January 1 of each year through 2027 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of June 30, 2025 was 519,700.

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

Funding of the first $100 million under the A&R Loan Agreement occurred on May 30, 2024, including tranche payments of $16.8 million (the “Term A Loan”) and $21.5 million (the “Term B Loan”) reflecting repayment of the principal amount of loans under the Prior Loan Agreement plus accrued payment-in-kind interest, in addition to $61.7 million of new borrowings (the “Term C Loan”). The Company became eligible to draw on a fourth tranche of $30 million (the “Term D Loan”) as of July 28, 2025 and will become eligible to draw on a fifth tranche of $50 million (the “Term E Loan”) upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants. The Lenders may, in their sole discretion upon the Company’s request, make additional term loans to the Company of $45 million (the “Term F Loan”). Funding of these additional tranches is also subject to other customary conditions and limits on when the Company can request funding for such tranches. Costs associated with the new borrowings were approximately $2.4 million.

Pursuant to the A&R Loan Agreement, the Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on May 1, 2029 and will bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all assets of the Company. Proceeds will be used for working capital purposes and to fund the Company’s general business requirements, including the ongoing Phase 3 VIKTORIA-1 clinical trial, the Phase 1b/2 CELC-G-201 clinical trial, and the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Innovatus has the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00. Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

The A&R Loan Agreement contains a Final Fee, which is equal to 4.5% of the initial funding of the agreement and is due on the earliest to occur of (a) the Maturity Date, (b) the acceleration of any Term Loan, and (c) the prepayment of the Term Loans. There is also a contingent non-utilization fee for both the Term D and Term E Loans. Because the Company achieved the Term D Milestone on July 28, 2025, if the Company (i) fails to draw the full amount of the Term D Loan during the Term D Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term D Milestone, of the Company’s intent not to draw the full amount of the Term D Loan, a non-utilization fee of $0.9 million with respect to the Term D Loan shall become due and payable on the earliest of (i) the termination of the Term D Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. If the Company achieves the Term E Milestone and (i) fails to draw the full amount of the Term E Loan during the Term E Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term E Milestone, of the Company’s intent not to draw the full amount of the Term E Loan, a non-utilization fee of $1.5 million with respect to the Term E Loan shall become due and payable on the earliest of (i) the termination of the Term E Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. After the 18-month anniversary of the Effective Date, the Company shall have the option to prepay all, but not less than all, of the Term Loans advanced by the Lenders under the A&R Loan Agreement, provided the Company (i) provides written notice to Collateral Agent of its election to prepay the Term Loans at least seven business days prior to such prepayment, and (ii) pays to Lenders on the date of such prepayment, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of (A) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon through the prepayment date, (B) the Final Fee, (C) the Prepayment Fee, plus (D) all other outstanding Obligations that are due and payable, including, without limitation, Lenders’ Expenses and interest at the Default Rate with respect to any past due amounts. At May 30, 2024, the Company recognized the Final Fee of $4.5 million as additional debt principal and a corresponding debt discount to be amortized over the life of the loan.

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

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

Long-term debt consisted of the following at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Note payable	$100,000	$100,000
Add: Final fee	4,500	4,500
Add: PIK interest (added to principal)	1,093	593
Less: unamortized debt issuance costs	(1,202)	(1,614)
Less: unamortized debt discount	(5,115)	(5,752)
Total long-term debt	$99,276	$97,727

Future principal payments, including the incurred PIK interest and Final Fee, are as follows:

(in thousands)	Years Ending December 31,
2027	$30,767
2028	52,744
2029	22,082
Total	$105,593

9. License Agreement

On April 8, 2021, the Company entered into a license agreement with Pfizer to research, develop, manufacture and commercialize gedatolisib, a potent, investigational, multi-target PAM inhibitor that potently targets all four Class I PI3K isoforms, mTORC1, and mTORC2 to induce comprehensive blockade of the PAM pathway. The Company paid Pfizer $5.0 million in upfront fees and issued to Pfizer $5.0 million of shares of the Company’s common stock pursuant to an Equity Grant Agreement.

The Company is also required to make milestone payments to Pfizer upon achievement of certain development and commercial milestone events, up to an aggregate of $335.0 million. One of these milestone events requires a $5.0 million payment within 60 days following the U.S. Food and Drug Administration (“FDA”) regulatory filing of a New Drug Application (“NDA”) for gedatolisib. The Company has determined the NDA filing with the FDA is now probable and has recorded this as a research and development expense during the three and six months ended June 30, 2025. Additionally, the Company will pay Pfizer tiered royalties on sales of gedatolisib at percentages ranging from the low to mid-teens, which may be subject to deductions for expiration of valid patent claims, amounts due under third-party licenses and generic competition. Unless earlier terminated, the license agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (a) 12 years following the date of first commercial sale of such product in such country, (b) the expiration of all regulatory or data exclusivity in such country for such product, or (c) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe, but for the license granted in the license agreement, a valid claim of a licensed patent right.

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

10. Subsequent Events

Second Amendment to Amended and Restated Loan and Security Agreement

On July 28, 2025, the Company entered into the Second Amendment (the “Second Amendment”) to the A&R Loan Agreement, pursuant to which the A&R Loan Agreement was amended to (i) subject to certain terms and conditions, permit the issuance of the Notes (as defined below) and certain transactions in connection therewith, including the conversion thereof settled solely in common stock (together with cash in lieu of the issuance of any fractional share of common stock), (ii) permit capped call transactions in connection with the pricing of the Notes, (iii) require an amendment fee payable by the Company to Oxford in the amount of $25,000, which was paid upon execution of the Second Amendment, and (iv) extend to May 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00.

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

Further, in connection with the release of the topline data from the wild-type cohort of the VIKTORIA-1 Phase 3 clinical trial, the Company achieved the Term D Milestone (as defined in the A&R Loan Agreement) and therefore is eligible to draw an additional $30.0 million of indebtedness under the Term D Loan (as defined in the A&R Loan Agreement). The Company intends to draw down such $30.0 million in late August 2025 prior to the expiration of the Term D Draw Period (as defined in the A&R Loan Agreement) on August 31, 2025.

July 2025 Equity Offering

On July 30, 2025, the Company entered into an underwriting agreement (the “Equity Underwriting Agreement”) with Jefferies LLC, TD Securities (USA) LLC, and Leerink Partners LLC as representatives (the “Representatives”) of the several underwriters named therein (collectively, the “Underwriters”) agreeing, subject to customary conditions, to issue and sell in a public offering (i) 1,836,842 shares (the “Shares”) of the Company’s common stock, at a price to the public of $38.00 per Share and (b) in lieu of Shares to certain investors, pre-funded warrants to purchase up to 400,000 shares of common stock (the “Pre-Funded Warrants”), at a price to the public of $37.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant (the “Equity Offering”). In addition, pursuant to the Equity Underwriting Agreement, the Company granted the Underwriters an option to purchase up to an additional 335,526 shares of common stock (the “Option Shares”), less underwriting discounts and commissions. The Underwriters exercised their option to purchase the Option Shares in full on July 30, 2025. The Equity Offering was completed on July 31, 2025.

The net proceeds from the Equity Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $91.6 million, including the proceeds from the Underwriters’ exercise of their option in full to purchase the Option Shares. The Company may also receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

Each Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.001 per share, or alternatively, at the election of each holder, shares of common stock may be issued through a cashless exercise, with the net number of shares of common stock determined according to the formula set forth in each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance until all of the Pre-Funded Warrants are exercised. A holder (together with its “attribution parties,” as defined in the Pre-Funded Warrant) may not exercise any portion of the Pre-Funded Warrants if immediately after exercise, the holder (together with its attribution parties), would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. However, a holder may increase or decrease such percentage to any other percentage not in excess of 19.99%, which increase or decrease shall not become effective until 61 days after notice from the holder to the Company.

July 2025 Convertible Notes Offering

On July 30, 2025, the Company also entered into an underwriting agreement (the “Note Underwriting Agreement”) with the Underwriters, subject to customary conditions, to issue and sell in a public offering $175,000,000 aggregate principal amount of the Company’s 2.750% Convertible Senior Notes due 2031 (the “Notes”) to the Underwriters (the “Note Offering”). In addition, pursuant to the Note Underwriting Agreement, the Company granted the Underwriters an option to purchase up to an additional $26,250,000 aggregate principal amount of Notes solely to cover over-allotments. On July 30, 2025, the Underwriters exercised such option to purchase an additional $26,250,000 aggregate principal amount of Notes. The issuance of $201,250,000 aggregate principal amount of Notes was completed on August 1, 2025. The Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of August 1, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of August 1, 2025, between the Company and the Trustee. The net proceeds from the Note Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $194.9 million, including the proceeds from the Underwriters’ exercise of their over-allotment option in full.

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

(For the Three and Six Months Ended June 30, 2025 and 2024)

The Notes are general, unsecured, senior obligations of the Company. The Notes will accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026, at a rate equal to 2.750% per year. In addition, special interest will accrue on the Notes upon the occurrence of certain events relating to the Company’s failure to file certain reports with the SEC as provided in the Indenture and as described below. The Notes also have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture) with certain interest penalty provisions. The Notes will mature on August 1, 2031, unless earlier converted, redeemed or repurchased by the Company.

Noteholders may convert their Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date based on an initial conversion rate of 19.4932 shares of common stock, per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $51.30 per share of common stock. The conversion rate is subject to customary adjustments upon the occurrence of certain events as described in the Indenture. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on a redemption date on or after August 6, 2029 and on or before the 51st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $50.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

If a “Fundamental Change” (as defined in the Indenture) occurs, then, subject to certain conditions and except as set forth in the Indenture, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition in the Indenture of a Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the common stock.

Lastly, the Notes contain a beneficial ownership limitation, and as a result of such limitation, noteholders do not have the right to convert all or any portion of the Notes held by such noteholder, to the extent that immediately prior to, or immediately after giving effect to such conversion by such noteholder, together with its affiliates and any other persons acting as a group together with such noteholder or any of such noteholder’s affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately prior to, and immediately after giving effect to, the conversion of all or any portion of the Notes; provided, that such 4.99% beneficial ownership can be increased or decreased at the discretion of the noteholder; provided further, that such limitation in no event can exceed 19.99%.

Warrants Exercised

In July 2025, an investor exercised 1,286,960 warrants at an exercise price of $8.05, which generated approximately $10.4 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022.

In August 2025, investors exercised 200,000 warrants at an exercise price of $8.05, which generated approximately $1.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022.

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

Overview

Celcuity is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a kinase inhibitor of the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”) pathway that binds to all Class I PI3K isoforms and the mTOR complexes, mTORC1 and mTORC2. By targeting all Class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PI3K/AKT/mTOR (“PAM”) pathway. Its mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3K, AKT, or mTOR alone or together. Our Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with hormone receptor-positive (HR+), human epidermal growth factor receptor 2-negative (HER2-) (“HR+/HER2-”) advanced breast cancer has completed enrollment of and reported topline data for cohort 1, patients with PIK3CA wild-type (“WT”) tumors, and is continuing to enroll cohort 2, patients with PIK3CA mutant-type (“MT”) tumors. Our Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a cyclin-dependent kinase (“CDK”) 4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- advanced breast cancer is currently enrolling patients. The first patient was dosed in July of 2025. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer (“mCRPC”), is ongoing. An investigator sponsored trial has been initiated in collaboration with the Dana Farber Cancer Institute and Massachusetts General Hospital to evaluate gedatolisib in combination with abemaciclib and letrozole in patients with endometrial cancer.

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

Isoform-specific PI3K inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with isoform-specific inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis can still lead to challenging toxicities. The experience with an FDA approved oral p110-α specific inhibitor, PIQRAY, illustrates the challenge. In its Phase 3 pivotal trial, PIQRAY was found to induce a Grade 3 or 4 adverse event (“AE”) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued alpelisib due to treatment related AEs. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 9% discontinued treatment.

As of June 30, 2025, 492 patients with solid tumors have received gedatolisib in eight completed clinical trials. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

B2151009 Phase 1b Trial

A Phase 1b clinical trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Four patients from this study continue to receive study treatment, as of June 30, 2025, each of whom has received study treatment for approximately five years. The B2151009 clinical trial was an open label, multiple arm Phase 1b clinical trial that evaluated gedatolisib in combination with palbociclib (CDK 4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (“MTD”) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, and D).

High objective overall response rates (“ORR”) were observed in all four expansion arms and were comparable in each arm for PIK3CA wild type (“WT”) and PIK3CA mutant (“MT”) patients. In patients who received prior hormonal therapy alone or in combination with a CDK 4/6 inhibitor (Arms B, C, and D), the ORR (including unconfirmed partial responses) ranged from 36% to 77%. In patients who were treatment naïve in the advanced setting (Arm A), the ORR was 85%. Each arm achieved its primary endpoint target, which was reporting higher ORR in the study arm than the ORR from either the PALOMA-2 study (ORR=55%) that evaluated palbociclib plus letrozole for Arm A or the PALOMA-3 study (ORR=25%) that evaluated palbociclib plus fulvestrant for Arms B, C, and D. For all patients enrolled in the expansion portion of the study who had evaluable tumors, the ORR observed was 63%.

Median progression-free survival (“PFS”) was 12.9 months for patients who received a prior CDK 4/6 inhibitor and were treated in the study with the Phase 3 dosing schedule (Arm D). For all treatment naïve patients who received gedatolisib combined with palbociclib plus letrozole in Expansion Arm A and Escalation Arm A (N=41), median PFS was 48.6 months and ORR was 79%. These results compare favorably to published data for current first-line standard-of-care treatments for patients with HR+/HER2-advanced breast cancer.

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

VIKTORIA-1 Phase 3 Trial

We are currently enrolling patients in a Phase 3, open-label, randomized clinical trial, VIKTORIA-1, to evaluate the efficacy and safety of two regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK 4/6 therapy in combination with an aromatase inhibitor: 1) gedatolisib in combination with palbociclib and fulvestrant; and 2) gedatolisib in combination with fulvestrant. Over two hundred clinical sites in North America, Europe, Latin America, and Asia-Pacific are participating in the study. The first patient was dosed in this trial in December 2022.

The VIKTORA-1 Phase 3 clinical trial enables separate evaluation of subjects according to their PIK3CA status. Subjects who meet eligibility criteria and have PIK3CA WT tumors were randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). During the fourth quarter of 2024, we achieved our enrollment goal of 351 subjects for the PIK3CA WT cohort. The primary completion date for this cohort was achieved in May 2025 and the database cut-off date for this cohort was May 30, 2025. Topline data from the PIK3CA WT cohort was reported in July 2025. See “Recent Developments,” below, for a summary of the topline data. Subjects who meet eligibility criteria and are PIK3CA MT are randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Enrollment of up to 350 subjects who have PIK3CA MT tumors is ongoing. We expect topline data for this group to be available in the fourth quarter of 2025.

CELC-G-201 Phase 1b/2 Trial

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

The primary objectives of the Phase 1b portion of the trial include assessment of the safety and tolerability of gedatolisib in combination with darolutamide and determination of the recommended Phase 2 dose (“RP2D”) of gedatolisib. The primary objective of the Phase 2 portion of the trial is to assess the radiographic PFS at six months of patients who received the RP2D.

In the Phase 1b portion of the clinical trial, 38 patients with mCRPC were randomly assigned to receive 600 mg of darolutamide twice daily combined with either 120 mg of gedatolisib in Arm 1 or 180 mg of gedatolisib in Arm 2. In both arms, gedatolisib was administered once weekly for three weeks, then one week off. Additionally, all patients received prophylactic treatment for stomatitis.

On June 30, 2025, we announced topline data for the CELC-G-201 Phase 1b trial, utilizing a May 30, 2025 data cut-off. The preliminary efficacy and safety analyses for the combined arms showed:

●	The six-month radiographic PFS was 66%.
●	No patients discontinued treatment due to a treatment-related AE and no dose reductions were required with gedatolisib or darolutamide.
●	No Grade 3 hyperglycemia was reported.
●	Grade 2-3 stomatitis was reported in four (10.5%) patients - three (7.9%) Grade 2 and one (2.6%) Grade 3.

Based on these data, we have amended the clinical trial protocol to enable exploration of additional doses in the Phase 1b portion of this clinical trial to determine the RP2D. Once RP2D is determined, an additional 12 participants will then be enrolled in the Phase 2 portion of the study at the RP2D level to enable evaluation of 30 participants treated with the RP2D of gedatolisib.

Additional preliminary results for the Phase 1b portion of the clinical trial will be presented at a medical conference later this year.

VIKTORIA-2 Phase 3 Trial

A Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of gedatolisib in combination with a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- advanced breast cancer (“VIKTORIA-2”) is currently enrolling patients. The first patient was dosed in July of 2025. For the CDK 4/6 inhibitor, investigators may choose either ribociclib or palbociclib. This multi-center, international trial is expected to enroll approximately 12–36 evaluable subjects in the safety run-in portion of the study to evaluate the safety of gedatolisib when combined with ribociclib and fulvestrant. In the Phase 3 portion of the study, approximately 638 subjects will be randomized and assigned to Cohort 1 (PIK3CA WT) or Cohort 2 (PIK3CA MT) based on their PIK3CA status. Subjects in each cohort will be randomized on a 1:1 basis to either Arm A (gedatolisib with fulvestrant and ribociclib or palbociclib) or Arm B (fulvestrant and ribociclib or palbociclib). It is expected that approximately 200 clinical sites across North America, Europe, Latin America, and Asia-Pacific will participate.

Investigator-Sponsored Phase 2 Trial

In an investigator-sponsored Phase 2 clinical trial, 44 patients with HER2+/PIK3CA mutated metastatic breast cancer were treated with gedatolisib plus standard doses of trastuzumab-pkrb. No prophylaxis for stomatitis was administered. The median number of prior anti-HER2 therapies enrolled patients received in the metastatic setting was four or more; 86% of patients had received at least three prior anti-HER2 therapies. The data cut-off was February 10, 2025.

Key efficacy and safety results, as presented at the American Society of Clinical Oncologists meeting in June 2025, showed:

●	The ORR among all patients enrolled was 43%.
●	Median PFS was 6.0 months (95% CI, 5.0-7.7).
●	Median overall survival was 24.7 months (95% CI; 17.3-NA).
●	No patients discontinued gedatolisib due to a treatment-related AE.
●	One (2.3%) patient experienced Grade 3 hyperglycemia.

Recent Developments

New Patent Issuance

On July 8, 2025, the U.S. Patent and Trademark Office (“USPTO”) issued to the Company U.S. Patent No. 12,350,276 covering the clinical dosing regimen for gedatolisib in HR+/HER2- advanced breast cancer patients. The patent extends our patent exclusivity in the U.S. into August 2042. The USPTO previously issued five U.S. patents directed to gedatolisib’s composition of matter, four U.S. patents directed to various formulations comprising gedatolisib, and three U.S. patents directed to methods of using gedatolisib. The worldwide gedatolisib-related patent portfolio now comprises 13 granted gedatolisib-related patents in the U.S. and 290 patents granted in foreign jurisdictions.

VIKTORIA-1 Topline Data for PIK3CA WT Cohort

On July 28, 2025, we announced topline data from the PIK3CA WT cohort of the VIKTORIA-1 clinical trial. The key efficacy and safety data from the PIK3CA WT cohort showed:

●	The gedatolisib triplet (gedatolisib, fulvestrant and palbociclib) demonstrated a statistically significant and clinically meaningful improvement in PFS among patients, reducing the risk of disease progression or death by 76% compared to fulvestrant (based on a hazard ratio [HR] of 0.24, 95% confidence interval [CI] 0.17-0.35; p<0.0001). The median PFS, as assessed by blinded independent central review (“BICR”), was 9.3 months with the gedatolisib triplet versus 2.0 months with fulvestrant, an incremental improvement of 7.3 months.
●	The gedatolisib doublet (gedatolisib and fulvestrant) also demonstrated a statistically significant and clinically meaningful improvement in PFS among patients, reducing the risk of disease progression or death by 67% compared to fulvestrant (HR of 0.33, 95% CI 0.24-0.48; p<0.0001). The median PFS, as assessed by BICR, was 7.4 months with the gedatolisib doublet versus 2.0 months with fulvestrant, an incremental improvement of 5.4 months.
●	The hazard ratios for the gedatolisib triplet and doublet are more favorable than have ever been reported by any Phase 3 trial for patients with HR+/HER2- advanced breast cancer.
●	The 7.3- and 5.4-months incremental improvements in median PFS for the gedatolisib triplet and gedatolisib doublet over fulvestrant, respectively, are higher than have ever been reported by any Phase 3 trial for patients with HR+/HER2- advanced breast cancer receiving at least their second line of therapy.
●	Gedatolisib is the first inhibitor targeting the PI3K/AKT/mTOR pathway to demonstrate positive Phase 3 results in patients with HR+/HER2-/PIK3CA wild-type advanced breast cancer whose disease progressed on or after treatment with a CDK 4/6 inhibitor.

21

●

Both gedatolisib regimens showed lower rates of hyperglycemia and stomatitis and the rate of discontinuation of all treatment due to a treatment-related adverse event (“AE”), was lower than was reported in a Phase 1b study in this patient population.

Full data from the PIK3CA wild-type cohort of the VIKTORIA-1 clinical trial will be presented at an upcoming medical conference later this year.

At the same time, we announced that we expect to submit an NDA for gedatolisib to the FDA in the fourth quarter of 2025.

Common Stock Offering

On July 30, 2025, we entered into an underwriting agreement (the “Equity Underwriting Agreement”) with Jefferies LLC, TD Securities (USA) LLC, and Leerink Partners LLC as representatives (the “Representatives”) of the several underwriters named therein (collectively, the “Underwriters”) agreeing, subject to customary conditions, to issue and sell in a public offering (i) 1,836,842 shares (the “Shares”) of our common stock, at a price to the public of $38.00 per Share and (b) in lieu of Shares to certain investors, pre-funded warrants to purchase up to 400,000 shares of common stock (the “Pre-Funded Warrants”), at a price to the public of $37.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant (the “Equity Offering”). In addition, pursuant to the Equity Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 335,526 shares of common stock (the “Option Shares”), less underwriting discounts and commissions. The Underwriters exercised their option to purchase the Option Shares in full on July 30, 2025. The Equity Offering was completed on July 31, 2025.

The net proceeds from the Equity Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $91.6 million, including the proceeds from the Underwriters’ exercise of their option in full to purchase the Option Shares. We may also receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants. We intend to use the net proceeds from the Equity Offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, clinical trial expenditures, commercial launch expenditures, expansion of business development activities and other general corporate purposes. Please see “Liquidity and Capital Resources” below for additional information regarding the Equity Offering.

Convertible Notes Offering

On July 30, 2025, we also entered into an underwriting agreement (the “Note Underwriting Agreement”) with the Underwriters, subject to customary conditions, to issue and sell in a public offering $175,000,000 aggregate principal amount of the Company’s 2.750% Convertible Senior Notes due 2031 (the “Notes”) to the Underwriters (the “Note Offering”). In addition, pursuant to the Note Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional $26,250,000 aggregate principal amount of Notes solely to cover over-allotments. On July 30, 2025, the Underwriters exercised such option to purchase an additional $26,250,000 aggregate principal amount of Notes. The issuance of $201,250,000 aggregate principal amount of Notes was completed on August 1, 2025. The Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of August 1, 2025, between us and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of August 1, 2025, between us and the Trustee. The net proceeds from the Note Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $194.9 million, including the proceeds from the Underwriters’ exercise of their over-allotment option in full. We intend to use the net proceeds from the Note Offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, clinical trial expenditures, commercial launch expenditures, expansion of business development activities and other general corporate purposes. Please see “Liquidity and Capital Resources” below for additional information regarding the Note Offering.

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended June 30, 2025 and 2024, we reported a net loss of approximately $45.3 million and $23.7 million, respectively, and for the six months ended June 30, 2025, we reported a net loss of approximately $82.3 million and $45.3 million, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $354.1 million. As of June 30, 2025, we had cash and cash equivalents and short-term investments of approximately $168.4 million.

Components of Operating Results

Revenue

To date, we have not generated any revenue. With the execution of the Pfizer license agreement in April 2021, whereby we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib, we initiated a Phase 3 clinical trial, VIKTORIA-1, in 2022 to support potential regulatory approval to market gedatolisib. In August 2023, we initiated a Phase 1b/2 clinical trial, CELC-G-201. In July 2025 we dosed our first patient and are currently enrolling patients in a second Phase 3 clinical trial, VIKTORIA-2. We expect to submit an NDA to the FDA in the fourth quarter of 2025 seeking approval for gedatolisib in combination with fulvestrant and with or without palbociclib for the treatment of adults with endocrine therapy resistant HR+/HER2- advanced breast cancer following progression on or after treatment with a CDK 4/6 inhibitor in combination with endocrine therapy. If we obtain regulatory approvals to market gedatolisib, we expect to generate revenue from sales of the drug for this and potentially additional breast cancer indications.

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

Sales and Marketing

Expenses and costs related to marketing, supply chain, distribution, market access and other commercial operations related activities are being incurred in anticipation of the commercialization of gedatolisib. These expenses consist primarily of employee-related expenses, professional and consulting fees related to these functions and operations, software costs, and the acquisition of data required to support our market analysis for gedatolisib. We expect sales and marketing expenses to increase as we get closer to a potential FDA approval date.

Interest Expense

Interest expense to date is primarily related to the A&R Loan Agreement. Going forward, interest expense also will be related to the Notes.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024 (in thousands)

	Three Months Ended
	June 30,		Change
	2025	2024	$	Percent
Statements of Operations Data:
Operating expenses:
Research and development	$40,222	$22,498	$17,724	79%
General and administrative	3,787	1,786	2,001	112
Total operating expenses	44,009	24,284	19,725	81
Loss from operations	(44,009)	(24,284)	(19,725)	81

Other (expense) income
Interest expense	(3,204)	(2,260)	(944)	42
Interest income	1,945	2,822	(877)	(31)
Other (expense) income, net	(1,259)	562	(1,821)	(324)
Net loss before income taxes	(45,268)	(23,722)	(21,546)	91
Income tax benefits	-	-	-	-
Net loss	$(45,268)	$(23,722)	$(21,546)	91%

Comparison of the Six Months Ended June 30, 2025 and 2024 (in thousands)

	Six Months Ended
	June 30,		Change
	2025	2024	$	Percent
Statements of Operations Data:
Operating expenses:
Research and development	$72,449	$43,145	$29,304	68%
General and administrative	7,693	3,632	4,061	112
Total operating expenses	80,142	46,777	33,365	71
Loss from operations	(80,142)	(46,777)	(33,365)	71

Other (expense) income
Interest expense	(6,387)	(3,661)	(2,726)	74
Interest income	4,264	5,104	(840)	(16)
Other (expense) income, net	(2,123)	1,443	(3,566)	(247)
Net loss before income taxes	(82,265)	(45,334)	(36,931)	81
Income tax benefits	-	-	-	-
Net loss	$(82,265)	$(45,334)	$(36,931)	81%

Research and Development

Our research and development expenses for the three months ended June 30, 2025 were approximately $40.2 million, representing an increase of approximately $17.7 million, or 79%, compared to the same period in 2024. Of the $17.7 million increase in research and development expense, $6.6 million was related to increased employee and consulting expenses, $6.1 million was related to increased research and development costs primarily attributable to activities supporting our ongoing clinical trials, and $5.0 million is related to an anticipated development milestone payment under the license agreement with Pfizer.

Our research and development expenses for the six months ended June 30, 2025 were approximately $72.4 million, representing an increase of approximately $29.3 million, or 68%, compared to the same period in 2024. Of the $29.3 million increase in research and development expenses, $12.5 million was related to increased employee and consulting expenses, $11.8 million was related to increased research and development costs primarily attributable to activities supporting our ongoing clinical trials, and $5.0 million is related to an anticipated development milestone payment under the license agreement with Pfizer.

Conducting a significant amount of research and development is central to our business model. We plan to increase our research and development expenses for the foreseeable future as we seek to continue to develop gedatolisib, including conducting the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 clinical trial and the VIKTORIA-2 Phase 3 clinical trial.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2025 were approximately $3.8 million, representing an increase of approximately $2.0 million, or 112%, compared to the same period in 2024. Of the $2.0 million increase in general and administrative expense, $1.6 million was related to increased employee and consulting expenses. The remaining $0.4 million of the $2.0 million increase resulted from professional fees, expanding infrastructure and other administrative expenses

Our general and administrative expenses for the six months ended June 30, 2025 were approximately $7.7 million, representing an increase of approximately $4.1 million, or 112%, compared to the same period in 2024. Employee related expenses accounted for $3.2 million of the $4.1 million increase. The remaining $0.9 million of the increase resulted from professional fees, expanding infrastructure and other administrative expenses.

We anticipate that our general and administrative expenses will increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and requirements, and other compliance matters.

Interest Expense

Interest expense for the three months ended June 30, 2025 was $3.2 million and represents an increase of $0.9 million, or 42%, compared to the same period in 2024. Interest expense is the result of the A&R Loan Agreement. The increase is due primarily to the incremental $61.7 million funding of Term Loan C in May 2024. The $3.2 million of interest expense includes $0.8 million of non-cash interest expense.

Interest expense for the six months ended June 30, 2025 was $6.4 million and represents an increase of $2.7 million, or 74%, compared to the same period in 2024. Interest expense is the result of the A&R Loan Agreement. The increase is due primarily to the incremental $61.7 million funding of Term Loan C in May 2024. The $6.4 million of interest expense includes $1.6 million of non-cash interest expense.

Interest Income

Interest income for the three months ended June 30, 2025 was $1.9 million and represents a decrease of $0.9 million compared to the same period in 2024. The decrease was primarily the result of lower market interest rates, as well as lower average cash, cash equivalent and investment balances in the current period.

Interest income for the six months ended June 30, 2025 was $4.3 million and represents a decrease of $0.8 million compared to the same period in 2024. The decrease was primarily the result of lower market interest rates.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. As of June 30, 2025, our cash and cash equivalents and short-term investments were approximately $46.4 million and $122.0 million, respectively, and we had an accumulated deficit of approximately $354.1 million.

Through the date of this Quarterly Report, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through the date of this Quarterly Report, we raised an aggregate of approximately $478.7 million of net proceeds through sales of our equity securities, approximately $194.9 million of net proceeds through the issuance of the Notes, and $100.0 million of borrowings under loan agreements, not including payable-in-kind interest. The terms of our more recent financings are described below.

July 2025 Equity Offering

On July 30, 2025, we entered into the Equity Underwriting Agreement with the Representatives of the Underwriters agreeing, subject to customary conditions, to issue and sell in a public offering (i) 1,836,842 shares at a price to the public of $38.00 per Share and (b) in lieu of Shares to certain investors, Pre-Funded Warrants to purchase up to 400,000 shares of common stock, at a price to the public of $37.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant. In addition, pursuant to the Equity Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 335,526 Option Shares, less underwriting discounts and commissions. The Underwriters exercised their option to purchase the Option Shares in full on July 30, 2025. The Equity Offering was completed on July 31, 2025.

The net proceeds from the Equity Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $91.6 million, including the proceeds from the Underwriters’ exercise of their option in full to purchase the Option Shares. We may also receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants. We intend to use the net proceeds from the Equity Offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, clinical trial expenditures, commercial launch expenditures, expansion of business development activities and other general corporate purposes.

Each Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.001 per share, or alternatively, at the election of each holder, shares of common stock may be issued through a cashless exercise, with the net number of shares of common stock determined according to the formula set forth in each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance until all of the Pre-Funded Warrants are exercised. A holder (together with its “attribution parties,” as defined in the Pre-Funded Warrant) may not exercise any portion of the Pre-Funded Warrants if immediately after exercise, the holder (together with its attribution parties), would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. However, a holder may increase or decrease such percentage to any other percentage not in excess of 19.99%, which increase or decrease shall not become effective until 61 days after notice from the holder to us.

July 2025 Convertible Notes Offering

On July 30, 2025, we also entered into the Note Underwriting Agreement with the Underwriters, subject to customary conditions, to issue and sell in a public offering $175,000,000 aggregate principal amount of the Notes to the Underwriters. In addition, pursuant to the Note Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional $26,250,000 aggregate principal amount of Notes solely to cover over-allotments. On July 30, 2025, the Underwriters exercised such option to purchase an additional $26,250,000 aggregate principal amount of Notes. The issuance of $201,250,000 aggregate principal amount of Notes was completed on August 1, 2025. The Notes were issued pursuant to, and are governed by the Indenture. The net proceeds from the Note Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $194.9 million, including the proceeds from the Underwriters’ exercise of their over-allotment option in full. We intend to use the net proceeds from the Note Offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, clinical trial expenditures, commercial launch expenditures, expansion of business development activities and other general corporate purposes.

The Notes are our general, unsecured, senior obligations. The Notes will accrue interest payable semiannually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026, at a rate equal to 2.750% per year. In addition, special interest will accrue on the Notes upon the occurrence of certain events relating to our failure to file certain reports with the SEC as provided in the Indenture and as described below. The Notes also have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture) with certain interest penalty provisions. The Notes will mature on August 1, 2031, unless earlier converted, redeemed or repurchased by us.

Noteholders may convert their Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date based on an initial conversion rate of 19.4932 shares of common stock, per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $51.30 per share of common stock. The conversion rate is subject to customary adjustments upon the occurrence of certain events as described in the Indenture. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on a redemption date on or after August 6, 2029 and on or before the 51st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding Notes unless at least $50.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time we send the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

If a “Fundamental Change” (as defined in the Indenture) occurs, then, subject to certain conditions and except as set forth in the Indenture, noteholders may require us to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition in the Indenture of a Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the common stock.

Lastly, the Notes contain a beneficial ownership limitation, and as a result of such limitation, noteholders do not have the right to convert all or any portion of the Notes held by such noteholder, to the extent that immediately prior to, or immediately after giving effect to such conversion by such noteholder, together with its affiliates and any other persons acting as a group together with such noteholder or any of such noteholder’s affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately prior to, and immediately after giving effect to, the conversion of all or any portion of the Notes; provided, that such 4.99% beneficial ownership can be increased or decreased at the discretion of the noteholder; provided further, that such limitation in no event can exceed 19.99%.

Private Placement Warrants

In March 2025, an investor exercised 695,650 warrants at an exercise price of $8.05, which generated approximately $5.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022.

In July 2025, an investor exercised 1,286,960 warrants at an exercise price of $8.05, which generated approximately $10.4 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022.

In August 2025, investors exercised 200,000 warrants at an exercise price of $8.05, which generated approximately $1.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022.

Open Market Sale Agreement

On February 4, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million, which amount was subsequently increased to $125.0 million on December 6, 2024. On July 29, 2025, prior to the pricing of the Equity Offering and the Note Offering, the aggregate offering price was reduced from $125.0 million to $50.0 million. On October 12, 2022, pursuant to this agreement, we sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses). On December 1, 2023, pursuant to this agreement, we sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15.0 million ($14.4 million net of commissions and offering expenses). In April 2024 and May 2024, pursuant to this agreement, we sold 285,714 and 149,700 shares of common stock, respectively, at an average selling price of $17.55 per share, generating gross proceeds of $7.6 million before deducting commissions and other offering expenses of $0.3 million. At June 30, 2025, $125.0 million of common stock remains available for sale under the Open Market Sale Agreement with Jefferies.

May 2024 Equity Offering

On May 30, 2024, we entered into an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters relating to the issuance and sale of 3,871,000 shares of common stock, at a price to the public of $15.50, generating gross proceeds of approximately $60.0 million. The offering closed on May 31, 2024 and resulted in net proceeds to the Company of approximately $56.3 million after deducting underwriting discounts and other offering expenses payable by the Company.

A&R Loan Agreement

On May 30, 2024, we entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent, and the Lenders including Innovatus in its capacity as a Lender and Oxford Finance LLC (“Oxford”), pursuant to which Innovatus and Oxford, as Lenders, have agreed to make certain term loans (“Term Loans”) to us in the aggregate principal amount of up to $180 million. The A&R Loan Agreement amends and restates, in its entirety, that certain Loan and Security Agreement, dated April 8, 2021, as amended, between us and Innovatus, as collateral agent, and the Lenders named therein (the “Prior Loan Agreement”).

Funding of the first $100 million under the A&R Loan Agreement occurred on May 30, 2024, including tranche payments of $16.8 million (the “Term A Loan”) and $21.5 million (the “Term B Loan”) reflecting repayment of the principal amount of loans under the Prior Loan Agreement plus accrued payment-in-kind interest, in addition to $61.7 million of new borrowings (the “Term C Loan”). We became eligible to draw on a fourth tranche of $30 million (the “Term D Loan”) as of July 28, 2025 and will become eligible to draw on a fifth tranche of $50 million (the “Term E Loan”), upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants. The Lenders may, in their sole discretion upon our request, make additional term loans to us of $45 million (the “Term F Loan”). Funding of these additional tranches is also subject to other customary conditions and limits on when we can request funding for such tranches. Costs associated with the new borrowings were approximately $2.4 million.

Pursuant to the A&R Loan Agreement, we are entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans will mature on May 1, 2029 and will bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all assets of the Company. Proceeds will be used for working capital purposes and to fund our general business requirements, including the ongoing Phase 3 VIKTORIA-1 clinical trial, the Phase 1b/2 CELC-G-201 clinical trial, and the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Innovatus has the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of our common stock at a price per share of $10.00. Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

The A&R Loan Agreement contains a Final Fee, which is equal to 4.5% of the initial funding of the agreement and is due on the earliest to occur of (a) the Maturity Date, (b) the acceleration of any Term Loan, and (c) the prepayment of the Term Loans. There is also a contingent non-utilization fee for both the Term D and Term E Loans. Because we achieved the Term D Milestone on July 28, 2025, if we (i) fail to draw the full amount of the Term D Loan during the Term D Draw Period and (ii) fail to notify Collateral Agent, at any time before the date that is four weeks after the our achievement of the Term D Milestone, of our intent not to draw the full amount of the Term D Loan, a non-utilization fee of $0.9 million, with respect to the Term D Loan shall become due and payable on the earliest of (i) the termination of the Term D Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. If we achieve the Term E Milestone and (i) fail to draw the full amount of the Term E Loan during the Term E Draw Period and (ii) fail to notify Collateral Agent, at any time before the date that is four weeks after our achievement of the Term E Milestone, of our intent not to draw the full amount of the Term E Loan, a non-utilization fee of $1.5 million with respect to the Term E Loan shall become due and payable on the earliest of (i) the termination of the Term E Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. After the 18-month anniversary of the Effective Date, we shall have the option to prepay all, but not less than all, of the Term Loans advanced by the Lenders under the A&R Loan Agreement, provided we (i) provide written notice to Collateral Agent of its election to prepay the Term Loans at least seven business days prior to such prepayment, and (ii) pay to Lenders on the date of such prepayment, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of (A) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon through the prepayment date, (B) the Final Fee, (C) the Prepayment Fee, plus (D) all other outstanding Obligations that are due and payable, including, without limitation, Lenders’ Expenses and interest at the Default Rate with respect to any past due amounts. At May 30, 2024, we recognized the Final Fee of $4.5 million as additional debt principal and a corresponding debt discount to be amortized over the life of the loan.

In connection with the funding of each of the Term C Loan, the Term D Loan, the Term E Loan and the Term F Loan, we agreed to issue to Innovatus and Oxford warrants to purchase that number of shares of the Company’s common stock equal to 2.5% of the principal amount of the applicable Term Loan divided by the exercise price, which shall, with respect to the Term C Loan, be equal to the lower of (i) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the execution of the A&R Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the A&R Loan Agreement. Accordingly, on May 30, 2024, we issued 103,876 warrants with an exercise price of $14.84 per share. The relative fair value of the warrants was approximately $1.2 million. For the additional Term Loans, the exercise price will be based on the lower of (i) the exercise price for the Warrants issued pursuant to the Term C Loan or (ii) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the applicable Term Loan funding. The Warrants may be exercised on a cashless basis and are exercisable through the tenth anniversary of the applicable funding date. The number of shares of common stock for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant.

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

On July 28, 2025, we entered into the Second Amendment to the A&R Loan Agreement, pursuant to which we agreed to (i) subject to certain terms and conditions, permit the issuance of the Notes and certain transactions in connection therewith, including the conversion thereof settled solely in common stock (together with cash in lieu of the issuance of any fractional share of common stock), (ii) permit the capped call transactions in connection with the pricing of the Notes, (iii) require an amendment fee payable by us to Oxford in the amount of $25,000, which was paid upon execution of the Second Amendment, and (iv) extend to May 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of our common stock at a price per share of $10.00.

In connection with the release of the topline data from the WT cohort of the VIKTORIA-1 Phase 3 clinical trial, we achieved the Term D Milestone (as defined in the A&R Loan Agreement) and therefore are eligible to draw down an additional $30.0 million of indebtedness under the Term D Loan (as defined in the A&R Loan Agreement). We intend to draw down such $30.0 million in late August 2025 prior to the expiration of the Term D Draw Period (as defined in the A&R Loan Agreement) on August 31, 2025.

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, conduct the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 trial, and the VIKTORIA-2 Phase 3 clinical trial, conduct other studies and clinical trials, and pursue other business development activities. We would also expect to incur sales and marketing expenses as we prepare for commercial launch and then commercialize gedatolisib. We expect to use cash on hand, together with the funds received or to be received under the debt and equity financings described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

Based on our current business plan, we believe that our current cash, cash equivalents and short-term investments, including amounts received upon the closing of the Equity Offering and Note Offering, together with available borrowings under the A&R Loan Agreement, will provide sufficient cash to finance our operations through 2027.

Our expectations as to how long our current capital resources will be sufficient to fund our operations are based on assumptions that may not be accurate, and we could use our current capital resources sooner than we currently expect. In addition, we may seek to raise additional capital to finance capital expenditures and operating expenses over the next several years as we seek to obtain approval for and launch gedatolisib; expand our infrastructure, commercial operations and research and development activities; and to take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our stockholders. Additional capital may be raised through the sale of common or preferred equity or convertible debt securities, entry into debt facilities or other third-party funding arrangements. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. Agreements entered into in connection with such capital raising activities could contain covenants that would restrict our operations or require us to relinquish certain rights. Additional capital may not be available on reasonable terms, or at all.

Cash Flows

The following table sets forth the primary sources and uses of cash for the six months ended June 30:

	2025	2024
(in thousands)
Net cash (used in) provided by:
Operating activities	$(72,065)	$(35,135)
Investing activities	90,118	(102,531)
Financing activities	5,786	137,462
Net increase (decrease) in cash and cash equivalents	$23,839	$(204)

Operating Activities

Net cash used in operating activities was approximately $72.1 million for the six months ended June 30, 2025 and consisted primarily of a net loss of approximately $82.3 million, partially offset by non-cash expense items of approximately $7.2 million and decreased working capital changes of $3.0 million. Non-cash expense items of approximately $7.2 million primarily consisted of $5.1 million of stock-based compensation expense and net non-cash interest of $2.0 million. The approximately $3.0 million of working capital changes was primarily due to increases in accrued expenses and accounts payable, partially offset by increases in other current assets,

Net cash used in operating activities was approximately $35.1 million for the six months ended June 30, 2024 and consisted primarily of a net loss of approximately $45.3 million, offset by working capital changes of $6.9 million and non-cash expense items of approximately $3.3 million. Non-cash expense items of approximately $3.3 million primarily consisted of $2.7 million of stock-based compensation expense and net non-cash interest of $0.5 million. The approximately $6.9 million of working capital changes was primarily due to increases in accrued expenses, accounts payable and other current assets.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was approximately $90.1 million and consisted primarily of net proceeds from the maturities of short-term investments in government securities (U.S. Treasury Bills and U.S. government agency).

Net cash used in investing activities for the six months ended June 30, 2024 was approximately $102.5 million and consisted primarily of net purchases of short-term investments in government securities (U.S. Treasury Bills and U.S. government agency).

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was approximately $5.8 million and consisted of proceeds of approximately $5.6 million from the exercise of common stock warrants and $0.3 million from the exercise of exercise of employee stock options and employee stock purchases, offset slightly by debt and equity issuance costs of $0.1 million in the aggregate.

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $137.5 million and consisted of net proceeds of approximately $56.3 million from an equity offering, $59.2 million from incremental debt financing, and $7.3 million from an at-the market offering. The remaining $14.7 million consisted of proceeds from the exercise of common stock warrants, the exercise of employee stock options and employee stock purchases.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated timelines and costs for such trials; (ii) our plans to develop and commercialize our products, and our expectations about the market opportunity for gedatolisib and our ability to serve that market; (iii) our expectations with respect to our competitive advantages, including the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments, and our interpretation of the topline data from the PIK3CA WT cohort of the Phase 3 VIKTORIA-1 clinical trial; (iv) our expectations regarding the timeline of patient enrollment and results from clinical trials, including our ongoing Phase 3 VIKTORIA-1 clinical trial, ongoing Phase 3 VIKTORIA-2 clinical trial, and ongoing Phase 1b/2 clinical trial for gedatolisib; (v) our expectations regarding the timing of submitting an NDA for, and our ability to obtain FDA approval to commercialize, gedatolisib; (vi) our expectations regarding governmental laws and regulations affecting our operations, including, without limitation, developments in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S. and laws that affect our operations and our laboratory; (vii) our expectations with respect to the development, validation, required approvals, costs and timelines of our drug candidate gedatolisib; (viii) our beliefs related to the potential benefits resulting from Breakthrough Therapy designation for gedatolisib; (ix) our plans with respect to research and development and related expenses for the foreseeable future; (x) our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer with respect to gedatolisib; (xi) our expectations regarding the future payments that may be owed to Pfizer under the license agreement with them; (xii) our beliefs with respect to the potential rate and degree of market acceptance, both in the United States and internationally, and clinical utility of gedatolisib; (xiii) our revenue expectations; (xiv) our expectations regarding business development activities, including collaborations with pharmaceutical companies; (xv) our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for our drug candidate, gedatolisib, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and from government insurance programs, such as Medicare and Medicaid; (xvi) our expectations as to the use of proceeds from our financing activities; (xvii) our expectations with respect to availability of capital, including accessing our current debt facility or any other debt facility or other capital sources in the future, and our assumption that we will have adequate authorized shares for future equity issuances; (xviii) our beliefs regarding the adequacy of our cash on hand to fund our clinical trials, capital expenditures, working capital, and other general corporate expenses, as well as the increased costs associated with being a public company; (xix) our plans with respect to potentially raising capital; and (xx) our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates, including our gedatolisib drug candidate and our CELsignia platform and tests.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; our potential inability to develop, validate, obtain regulatory approval for and commercialize gedatolisib on a timely basis or at all; the uncertainties and costs associated with clinical studies and with developing and commercializing biopharmaceuticals; the complexity and difficulty of demonstrating the safety and sufficient magnitude of benefit to support regulatory approval of gedatolisib and other products we may develop; challenges we may face in developing and maintaining relationships with pharmaceutical company partners; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; tightening credit markets and limitations on access to capital; stock market volatility or other factors that may affect our ability to access capital on favorable terms or at all; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering, analysis, and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of June 30, 2025, we had $100.0 million aggregate principal amount of indebtedness for borrowed money, all of which was secured indebtedness consisting of the Term Loans. We incurred $201.25 million principal amount of additional indebtedness as a result of the offering of the Notes. We may incur additional indebtedness to meet future financing needs. For example, we intend to draw down our $30.0 million Term D Loan in late August 2025 prior to the expiration of the Term D Draw Period on August 31, 2025, and have an additional $50.0 million in incremental Term Loans that can be drawn under the A&R Loan Agreement upon the achievement of certain clinical milestones. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing on acceptable terms or at all;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, the A&R Loan Agreement contains, and any future indebtedness that we may incur in the future may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately due and payable in full.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change or to pay any cash amounts due upon maturity and our other indebtedness may limit our ability to repurchase the Notes or to pay any cash amounts due upon their maturity.

Noteholders may, subject to a limited exception, require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Upon maturity of the Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously converted, redeemed or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon their maturity. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or to pay any cash amounts due upon their maturity. Our failure to repurchase Notes or to pay any cash amounts due upon their maturity when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full after any applicable notice or grace periods. We may not have sufficient funds to satisfy all amounts due under our indebtedness.

Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to limited exceptions, Noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate of the Notes. In either case, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

Trading Plans

On June 13, 2025, Brightstone adopted a 10b5-1 plan for the sale of up to 229,335 shares of Celcuity Inc. common stock beginning December 15, 2025 through December 15, 2026. David Dalvey is a General Partner at Brightstone.

During the three months ended June 30, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated May 13, 2025, by and among the Company, Innovatus Life Sciences Lending Fund I, LP, as collateral agent, the Lenders named therein and Oxford Finance LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

10.2	Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following information from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, (v) the Notes to Condensed Financial Statements, and (vi) the information under Part II, Item 5, “Other Information.”

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2025	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

