Form 10-Q
period 2025-09-30
Celcuity Inc.
filed 2025-11-13
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 6, 2025 there were 46,271,259 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

Celcuity Inc.

As used in this report, the terms “we,” “us,” “our,” “Celcuity,” and the “Company” mean Celcuity Inc., unless the context indicates another meaning.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

(in thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$74,252	$22,515
Investments	380,726	212,589
Other current assets	20,519	9,467
Total current assets	475,497	244,571
Property and equipment, net	417	336
Operating lease right-of-use assets	90	216
Total Assets	$476,004	$245,123
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$11,418	$9,366
Operating lease liabilities	96	172
Accrued expenses	27,278	22,185
Total current liabilities	38,792	31,723
Operating lease liabilities	-	54
Note payable, non-current	125,166	97,727
Convertible debt	195,083	-
Total Liabilities	359,041	129,504
Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized; 188,838 and 317,577 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.001 par value: 95,000,000 shares authorized; 43,274,548 and 37,143,242 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	43	37
Additional paid-in capital	514,844	387,437
Accumulated deficit	(397,924)	(271,855)
Total Stockholders’ Equity	116,963	115,619
Total Liabilities and Stockholders’ Equity	$476,004	$245,123

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:

Research and development	$34,915	$27,588	$107,364	$70,732
General and administrative	7,934	2,472	15,627	6,105
Total operating expenses	42,849	30,060	122,991	76,837
Loss from operations	(42,849)	(30,060)	(122,991)	(76,837)

Other (expense) income
Interest expense	(4,595)	(3,344)	(10,982)	(7,005)
Interest income	3,640	3,612	7,904	8,716
Other (expense) income, net	(955)	268	(3,078)	1,711
Net loss before income taxes	(43,804)	(29,792)	(126,069)	(75,126)
Income tax benefits	-	-	-	-
Net loss	$(43,804)	$(29,792)	$(126,069)	$(75,126)

Net loss per share, basic and diluted	$(0.92)	$(0.70)	$(2.81)	$(1.96)

Weighted average common shares outstanding, basic and diluted	47,589,731	42,793,047	44,785,236	38,299,548

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2025

(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	37,143,242	$37	317,577	$-	$387,437	$(271,855)	$115,619
Stock-based compensation	-	-	-	-	2,444	-	2,444
Exercise of common stock warrants	695,650	1	-	-	5,599	-	5,600
Exercise of common stock options, net of shares withheld for exercise price	500	-	-	-	2	-	2
Net loss	-	-	-	-	-	(36,997)	(36,997)
Balance at March 31, 2025 (unaudited)	37,839,392	38	317,577	-	395,482	(308,852)	86,668
Stock-based compensation	1,029	-		-	2,704	-	2,704
Employee stock purchases	26,966	-		-	253	-	253
Conversion of preferred stock to common stock	1,044,260	1	(104,426)	-	(1)	-	-
Exercise of common stock options, net of shares withheld for exercise price	2,561	-	-	-	18	-	18
Net loss	-	-	-	-	-	(45,268)	(45,268)
Balance at June 30, 2025 (unaudited)	38,914,208	39	213,151	-	398,456	(354,120)	44,375
Stock-based compensation	-	-	-	-	6,779	-	6,779
Issuance of common stock upon close of equity offering, net of underwriting discounts and offering costs	2,172,368	2	-	-	91,550	-	91,552
Exercise of common stock warrants, net of shares withheld for exercise price	1,654,809	2	-	-	12,868	-	12,870
Exercise of common stock options, net of shares withheld for exercise price	290,033	-	-	-	2,405	-	2,405
Issuance of common stock warrants in connection with note agreement	-	-	-	-	2,786	-	2,786
Conversion of preferred stock to common stock	243,130	-	(24,313)	-	-	-	-
Net loss	-	-	-	-	-	(43,804)	(43,804)
Balance at September 30, 2025 (unaudited)	43,274,548	$43	188,838	$-	$514,844	$(397,924)	$116,963

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2024

(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	25,506,012	$26	854,134	$1	$299,819	$(160,076)	$139,770
Stock-based compensation	-	-	-	-	1,331	-	1,331
Exercise of common stock warrants, net of shares withheld for exercise price	1,742,763	2	-	-	14,007	-	14,009
Exercise of common stock options, net of shares withheld for exercise price	36,550	-	-	-	239	-	239
Conversion of preferred to common stock	3,488,570	3	(348,857)		(3)	-	-
Net loss	-	-	-	-	-	(21,612)	(21,612)
Balance at March 31, 2024 (unaudited)	30,773,895	$31	505,277	$1	$315,393	$(181,688)	$133,737

Stock-based compensation	1,429	-	-	-	1,411	-	1,411
Employee stock purchases	20,426	-	-	-	131	-	131
Conversion of preferred stock to common stock	1,877,000	2	(187,700)	(1)	(1)	-	-
Exercise of common stock warrants, net of shares withheld for exercise price	19,390	-	-	-	173	-	173
Exercise of common stock options, net of shares withheld for exercise price	16,197	-	-	-	96	-	96
Issuance of common stock in an ATM offering	435,414	-	-	-	7,642	-	7,642
Issuance costs associated with an ATM offering	-	-	-	-	(264)	-	(264)
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	3,871,000	4	-	-	56,248	-	56,252
Issuance of common stock warrants, note payable	-	-	-	-	1,229	-	1,229
Net loss	-	-	-	-	-	(23,722)	(23,722)
Balance at June 30, 2024 (unaudited)	37,014,751	$37	317,577	$-	$382,058	$(205,410)	$176,685
Stock-based compensation	-	-	-	-	1,931	-	1,931
Exercise of common stock warrants, net of shares withheld for exercise price	65,204	-	-	-	554	-	554
Exercise of common stock options, net of shares withheld for exercise price	36,312	-	-	-	331	-	331
Net loss	-	-	-	-	-	(29,792)	(29,792)
Balance at September 30, 2024 (unaudited)	37,116,267	$37	317,577	$-	$384,874	$(235,202)	$149,709

See accompanying notes to the condensed financial statements.

Celcuity Inc.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(126,069)	$(75,126)
Adjustments to reconcile net loss to net cash and cash equivalents used in operations:
Depreciation	118	95
Stock-based compensation	11,927	4,673
Amortization of debt issuance costs and discount	1,866	780
Payment-in-Kind interest	773	1,111
Non-cash operating lease expense, net	(5)	-
Change in accrued interest income	(840)	(1,113)
Changes in operating assets and liabilities:
Other current assets	(10,700)	1,741
Accounts payable	1,785	4,094
Accrued expenses	4,264	8,048
Net cash used in operating activities	(116,881)	(55,697)

Cash flows from investing activities:
Proceeds from maturities of investments	229,045	415,135
Purchases of investments	(396,342)	(515,558)
Purchases of property and equipment	(196)	(205)
Net cash used in investing activities	(167,493)	(100,628)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	18,470	14,736
Proceeds from exercise of employee stock options	2,384	666
Proceeds from employee stock purchases	253	131
Proceeds from equity offering, net of underwriting discounts and offering costs	91,823	56,252
Proceeds from convertible note payable, net of debt issuance cost and discount of $5,774	195,476	-
Proceeds from note payable, net of debt issuance costs and discount of $2,248 and $2,438 in 2025 and 2024, respectively	27,752	59,226
Proceeds from an ATM offering, net of issuance costs	-	7,356
Payments for secondary registration statement costs	(47)	(102)
Net cash provided by financing activities	336,111	138,265
Net change in cash and cash equivalents	51,737	(18,060)
Cash and cash equivalents:
Beginning of period	22,515	30,663
End of period	$74,252	$12,603

Supplemental disclosure of cash flow information:
Interest paid	$7,421	$5,114
Supplemental disclosures of non-cash investing and financing activities:
Change in accounts payable attributed to offering and registration statement costs	$34	$45
Change in accounts payable attributed to property and equipment	$3	$14
Common stock warrants issued with note payable transaction	$2,786	$1,229
Offering costs accrued but unpaid at the end of the period	$273	$-

See accompanying notes to the condensed financial statements.

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

1. Organization

Nature of Business

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a kinase inhibitor of the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”) pathway that binds to all Class I PI3K isoforms and the mTOR complexes, mTORC1 and mTORC2. By targeting all Class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PI3K/AKT/mTOR (“PAM”) pathway. Gedatolisib’s mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3Kα, AKT, or mTORC1 alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with hormone receptor-positive (HR+), human epidermal growth factor receptor 2-negative (HER2-) (“HR+/HER2-”) advanced breast cancer has completed enrollment of and reported detailed results for cohort 1, patients with PIK3CA wild-type (“WT”) tumors, and has completed enrollment of cohort 2, patients with PIK3CA mutant-type (“MT”) tumors. Our Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a cyclin-dependent kinase (“CDK”) 4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- advanced breast cancer is currently enrolling patients. The first patient was dosed in July of 2025. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer, is ongoing. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenue to date.

2. Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of the Company and have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, as permitted by Article 10, the unaudited condensed financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The balance sheet at December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in the financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected during the remainder of the current year or for any other future period.

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

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

Clinical Trial Costs

The Company relies on third parties to conduct certain aspects of clinical studies and to formulate and manufacture our drug product. While there are alternative vendors that can perform these functions, any disruption or delay by the Company’s current third parties in carrying out their contractual duties could delay our clinical trials and/or the commercial launch of our initial drug product, gedatolisib, if approved by the U.S. Food and Drug Administration (“FDA”). The Company records prepaid assets or accrued expenses for prepaid or estimated clinical trial costs conducted by third-party service providers, which includes the conduct of preclinical studies and clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company primarily relies on a compilation of progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid assets and accrued liabilities. To date, the Company believes utilization of third-party reports most accurately reflects expenses incurred. With the ongoing VIKTORIA-1 and VIKTORIA-2 Phase 3 clinical trials, and the CELC-G-201 Phase 1b/2 clinical trial, the Company’s estimated expenses in future periods and actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid assets or accrued expenses could materially affect the Company’s results of operations and financial position.

3. Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the preferred stock, options, warrants, convertible notes, and restricted stock have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same.

The following potential common shares were not considered in the computation of diluted net loss per share as their effect would have been anti-dilutive for the three and nine-month periods presented below:

	September 30,
	2025	2024
Preferred stock on an as-if-converted to common stock	1,888,380	3,175,770
Options to purchase common stock	5,696,327	4,212,102
Warrants to purchase common stock	3,206,822	5,521,152
Convertible notes to common stock	5,296,053	-
Restricted common stock	1,029	1,079
Total	16,088,611	12,910,103

 The maximum number of shares issuable upon conversion of the Notes is 5,296,053 shares of common stock. However, based on the Company’s current stock price, management does not expect the maximum number of shares to be issued. Due to the recent increase in the Company’s stock price, the Conversion Price is currently above the minimum threshold, which would result in the issuance of approximately 3,923,002 shares if the Notes were converted in full as of September 30, 2025.

Pre-funded warrant shares of 6,147,787 are included in the computation of basic and diluted net loss per share for each of the three and nine months ended September 30, 2025 and 2024, as the pre-funded warrants are exercisable for nominal consideration.

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

4. Investments

Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at historical cost adjusted for amortization of premiums and accretion of discounts. Expected credit losses, if any, are recorded through the establishment of an allowance for credit losses. All of the Company’s held-to-maturity investment securities are U.S. Treasury and agency securities that are guaranteed or otherwise supported by the United States government and have no history of credit losses. Accordingly, the Company does not expect to incur any credit losses on held-to-maturity investment securities and has no allowance for credit losses recorded for these securities.

The following tables summarize the Company’s held-to-maturity investment securities at amortized cost as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$380,726	$-	$(56)	$380,670
Total	$380,726	$-	$(56)	$380,670

	December 31, 2024
(in thousands)	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value

U.S. Treasury Bills	$212,589	$82	$-	$212,671
Total	$212,589	$82	$-	$212,671

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

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third parties that include, among others, arrangements with vendors, consultants, contract manufacturing organizations, and contract research organizations. The Company has a license agreement in place with Pfizer Inc. (“Pfizer”) to research, develop, manufacture and commercialize gedatolisib. In conjunction with the license agreement, the Company completed a Phase 1b clinical trial, B2151009, related to gedatolisib. These patients subsequently transitioned to an Expanded Access study, CELC-G-001. Contracts related to the Expanded Access study are generally based on time and material. In addition, contracts related to the Company’s Phase 3 clinical studies (VIKTORIA-1 and VIKTORIA-2) and the Phase 1b/2 clinical trial (CELC-G-201) are generally cancelable with reasonable notice within 120 days and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subject to amendments as a result of any change orders executed by the parties. As of September 30, 2025, the Company had three material non-cancelable contractual commitments with respect to these arrangements, which totaled approximately $3.3 million.

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

6. Stockholders’ Equity

Capital Stock

July 2025 Equity Offering

On July 30, 2025, the Company entered into an underwriting agreement (the “Equity Underwriting Agreement”) with Jefferies LLC, TD Securities (USA) LLC, and Leerink Partners LLC as representatives (the “Representatives”) of the several underwriters named therein (collectively, the “Underwriters”) agreeing, subject to customary conditions, to issue and sell in a public offering (i) 1,836,842 shares (the “Shares”) of the Company’s common stock, at a price to the public of $38.00 per Share and (ii) in lieu of Shares to certain investors, pre-funded warrants to purchase up to 400,000 shares of common stock (the “Pre-Funded Warrants”), at a price to the public of $37.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant (the “Equity Offering”). In addition, pursuant to the Equity Underwriting Agreement, the Company granted the Underwriters an option to purchase up to an additional 335,526 shares of common stock (the “Option Shares”), less underwriting discounts and commissions. The Underwriters exercised their option to purchase the Option Shares in full on July 30, 2025. The Equity Offering was completed on July 31, 2025.

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

Warrants Exercised

In September 2025, an investor exercised 104,340 warrants at an exercise price of $8.05, which generated approximately $0.8 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022. Also in September 2025, the placement agent from private placements that closed in January and May 2016 exercised 7,917 warrants at an exercise price of $7.56, which generated approximately $0.1 million in cash.

In August 2025, investors exercised 200,000 warrants at an exercise price of $8.05, which generated approximately $1.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022. Also in August 2025, the underwriter of the Company’s initial public offering that closed on September 22, 2017 exercised its warrants on a cashless basis. As a result, the Company issued 55,592 shares of common stock upon the cashless exercise of 70,000 warrants.

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

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

Preferred Stock Converted

In September 2025, 24,313 shares of preferred stock were converted into 243,130 shares of common stock.

In June 2025, 104,426 shares of preferred stock were converted into 1,044,260 shares of common stock

General

At September 30, 2025, the Company’s authorized capital stock consisted of 95,000,000 shares of common stock, of which 43,274,548 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 188,838 shares were outstanding. As of September 30, 2025, no dividends have been declared on the Company’s capital stock.

At December 31, 2024, the Company’s authorized capital stock consisted of 95,000,000 shares of common stock, of which 37,143,242 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which 317,577 shares were outstanding.

7. Stock-Based Compensation

The Company recognized total stock-based compensation expense as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense in operating expenses:
Research and development	$2,057	$1,190	$5,285	$3,001
General and administrative	4,722	741	6,642	1,672
Total	$6,779	$1,931	$11,927	$4,673

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

At the Annual Meeting held on May 13, 2025, the stockholders approved a 3,000,000 share increase to the number of shares reserved for issuance under the 2017 Plan. The total remaining shares available for grant under the Company’s 2017 Plan as of September 30, 2025 was 2,864,444.

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

Stock Options

The following table summarizes the activity for all stock options outstanding for the nine months ended September 30:

	2025		2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	4,306,977	$10.42	2,815,392	$7.95
Granted	1,927,598	30.56	1,557,479	16.37
Exercised	(293,309)	8.31	(89,059)	7.48
Forfeited and expired	(244,939)	11.51	(71,710)	9.95
Balance at September 30	5,696,327	$17.30	4,212,102	$11.04

Options exercisable at September 30:	2,480,759	$9.53	1,891,297	$7.11

Weighted Average Grant Date Fair Value for options granted during the period:		$21.63		$11.38

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2025. The stock-based compensation expense disclosed in the following paragraphs is shown in thousands.

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
5,696,327	8.05	$17.30	185,003	2,480,759	$9.53	98,988

The Company recognized stock-based compensation expense for stock options of $6,452 and $1,844 for the three months ended September 30, 2025 and 2024, respectively, and $11,088 and $4,463 for the nine months ended September 30, 2025 and 2024, respectively. In January 2025, May 2022, December 2021 and May 2020, the Company modified previously granted stock option awards to certain employees. The total incremental compensation expense recognized as a result of the modifications was $48 and $42 for the three months ended September 30, 2025 and 2024, respectively, and $259 and $128 for the nine months ended September 30, 2025 and 2024, respectively. The effect of these modifications on stock-based compensation over the remaining service periods will be $298. During the three and nine months ended September 30, 2025, options in the amount of 290,248 and 293,309 shares were exercised, respectively, with an intrinsic value of $11,921 and $12,052, respectively. Included in the options exercised in the quarter, there were 950 options exercised in a cashless exercise whereby 215 shares were used to settle the exercise price and the remaining 735 shares were issued. During the three and nine months ended September 30, 2024, options in the amount of 36,312 and 89,059 were exercised, respectively, with an intrinsic value of $211 and $662, respectively.

The Black-Scholes option-pricing model was used to estimate the fair value of equity-based awards and the Monte Carlo simulation model was used for the performance-based awards, with the following weighted-average assumptions for the nine months ended September 30:

	2025	2024
Risk-free interest rate	3.64 to 4.65%	3.48 to 4.71%
Expected volatility	74.4 to 78.2%	71.2 to 76.1%
Expected life (years)	5.01 to 10.00	5.25 to 10.00
Expected dividend yield	0%	0%

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

The inputs for the Black-Scholes valuation model and the Monte Carlo simulation model require management’s significant assumptions. Prior to the Company’s initial public offering, the price per share of common stock was determined by the Company’s board based on recent prices of common stock sold in private offerings. Subsequent to the initial public offering, the price per share of common stock is determined by using the closing market price on the Nasdaq Capital Market on the grant date. The risk-free interest rates are based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life is based on the simplified method for the time-based awards and the life of the option for the performance-based awards, in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility is estimated based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded for the time-based awards. For the performance-based awards, the Company’s full historical volatility was used to value the options.

All assumptions used to calculate the grant date fair value of non-employee options are generally consistent with the assumptions used for options granted to employees. In the event the Company terminates any of its consulting agreements, the unvested options issued in connection with the agreements would also be cancelled.

Restricted Stock Awards

Restricted stock awards (“RSAs”) granted to members of the Company’s board during the nine months ended September 30, 2025 were 1,029 shares. There were no RSAs granted during the three months ended September 30, 2025. RSAs granted to members of the Company’s board during the nine months ended September 30, 2024 were 1,429 shares. There were no RSAs granted during the three months ended September 30, 2024. During the three and nine months ended September 30, 2025, RSAs vested in the amount of zero shares and 1,709 shares, respectively. During the three and nine months ended September 30, 2024, RSAs vested in the amount of zero shares and 2,308 shares, respectively. The Company recognized stock-based compensation expense for RSAs of zero and $4 for the three months ended September 30, 2025 and 2024, respectively, and $6 and $18 for the nine months ended September 30, 2025 and 2024, respectively. RSAs outstanding as of September 30, 2025 and September 30, 2024 were 1,029 shares and 1,079 shares, respectively.

Total unrecognized compensation cost related to stock options and RSAs that is estimated to be recognized at September 30, 2025 is as follows:

(in thousands)
2025	$5,807
2026	16,825
2027	13,038
2028	9,936
2029	4,417
Total estimated compensation cost to be recognized	$50,023

Employee Stock Purchase Plan

The Company recognized stock-based compensation expense related to its employee stock purchase plan of $327 and $83 for the three months ended September 30, 2025 and 2024, respectively, and $833 and $192 for the nine months ended September 30, 2025 and 2024, respectively. The number of shares reserved for issuance was automatically increased by 185,716 on January 1, 2025, and will increase automatically on January 1 of each year through 2027 by the number of shares equal to 0.5% of the total outstanding number of shares of Company common stock as of the immediately preceding December 31. However, the Company’s board may reduce the amount of the increase in any particular year. The total remaining shares available for issuance under the employee stock purchase plan as of September 30, 2025 was 519,700.

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

8. Debt

July 2025 Convertible Notes Offering

On July 30, 2025, the Company entered into an underwriting agreement (the “Note Underwriting Agreement”) with the Underwriters, subject to customary conditions, to issue and sell in a public offering $175.0 million aggregate principal amount of the Company’s 2.750% Senior Notes due 2031 (the “Notes”) to the Underwriters (the “Note Offering”). In addition, pursuant to the Note Underwriting Agreement, the Company granted the Underwriters an option to purchase up to an additional $26.3 million aggregate principal amount of Notes solely to cover over-allotments. On July 30, 2025, the Underwriters exercised such option to purchase an additional $26.3 million aggregate principal amount of Notes. The issuance of $201.3 million aggregate principal amount of Notes was completed on August 1, 2025.

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

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

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

The issuance costs attributed to the Notes amounted to $6.3 million and were discounted from the Notes. The issuance cost discount is being amortized to interest expense over the term of the Notes based on the effective interest rate method. For each of the three and nine month periods ended September 30, 2025, discount amortization charged to interest expense related to the issuance costs was $0.2 million.

Amended and Restated Loan and Security Agreement

Third Amendment

On September 9, 2025, the Company entered into the Third Amendment (the “Third Amendment”) to the Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Oxford Finance LLC, a Delaware limited liability company (“Oxford”), as collateral agent and a lender, Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as a lender, and the other lenders party thereto (together with Oxford and Innovatus, the “Lenders”), pursuant to which the A&R Loan Agreement was amended to (i) replace Innovatus with Oxford as collateral agent; (ii) recognize the achievement of the Term D Milestone (as defined in the A&R Loan Agreement, as amended by the Third Amendment (the “Amended A&R Loan Agreement”)) and provide for the immediate disbursement of the $30.0 million Term D Loan (as defined in the Amended A&R Loan Agreement); (iii) increase the size of the Term E Loan (as defined in the Amended A&R Loan Agreement) from $50.0 million to up to $100.0 million, which Term E Loan may only be drawn upon FDA approval of gedatolisib in second line wild-type advanced breast cancer patients post CDK4/6 inhibitor therapy; (iv) add three new up to $40.0 million Term F Loans (as defined in the Amended A&R Loan Agreement), which may only be drawn upon achievement of certain trailing three months’ product revenue thresholds; (v) replace the prior $45.0 million Term F Loan (as defined in the A&R Loan Agreement) with a new $150.0 million Term G Loan (as defined in the Amended A&R Loan Agreement), which continues to be available only in the Lenders’ sole discretion upon the Company’s request; (vi) require an amendment fee payable by the Company to the Lenders in the amount of $50,000, which was paid at the closing of the Third Amendment; (vii) make certain revisions to the non-utilization fee for the Term E Loan, and add a new non-utilization fee for the Term F Loans, in each case equal to 3.0% of the applicable unfunded commitment, after taking into consideration any reductions to the applicable term loan commitment that the Company may make by notice to the collateral agent before the date that is eight weeks after the achievement of any applicable milestones; and (viii) extend the maturity date of the term loans to November 1, 2029. The Term E Loan and each Term F Loan also are subject to other customary conditions and limits on when the Company can request funding. With the disbursement of the $30.0 million Term D Loan, the Company received net proceeds of approximately $27.8 million.

In accordance with the A&R Loan Agreement, a Final Fee equal to 4.5% of the $30.0 million Term D Loan was recognized and an additional $1.4 million was added to debt principal and a corresponding debt discount to be amortized over the life of the loan.

In connection with the Third Amendment, the Company issued warrants with an exercise price of $14.84 per share to purchase an aggregate of 50,537 shares of the Company’s common stock to Innovatus, Oxford, and certain of its affiliates (the “Third Amendment Warrants”). The Third Amendment Warrants may be exercised on a cashless basis and are exercisable through the tenth anniversary of the funding date of the Term D Loan. The number of shares of common stock for which each Third Amendment Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Third Amendment Warrant.

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

A portion of the proceeds from the Term D Loan in the amount of $2.8 million was allocated to the Third Amendment Warrants based on their relative fair value to the underlying Term D Loan. The proceeds allocated to the Third Amendment Warrants were recorded as additional paid in capital in the accompanying condensed consolidated balance sheets and were discounted from the Term D Loan. The relative fair value of the Third Amendment Warrants was based on the Black-Scholes method with the following assumptions: risk-free interest rate of 4.08%; expected volatility of 74.4%; expected life of 10.0 years; and expected dividend yield 0%. The underlying stock price used in the analysis was the traded market price. The discount related to the Third Amendment Warrants is being amortized to interest expense ratably over the term of the Term D Loan.

Second Amendment

On July 28, 2025, the Company entered into the Second Amendment (the “Second Amendment”) to the A&R Loan Agreement with Innovatus, as collateral agent, and the Lenders including Innovatus in its capacity as a Lender and Oxford, pursuant to which Innovatus and Oxford, as Lenders, have agreed to make certain term loans (“Term Loans”) to the Company in the aggregate principal amount of up to $180 million. The A&R Loan Agreement was amended to (i) subject to certain terms and conditions, permit the issuance of the Notes discussed above and certain transactions in connection therewith, including the conversion thereof settled solely in common stock (together with cash in lieu of the issuance of any fractional share of common stock), (ii) permit capped call transactions in connection with the pricing of the Notes, (iii) require an amendment fee payable by the Company to Oxford in the amount of $25,000, which was paid upon execution of the Second Amendment, and (iv) extend to May 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00.

Further, in connection with the release of the topline data from the wild-type cohort of the VIKTORIA-1 Phase 3 clinical trial, the Company achieved the Term D Milestone (as defined in the A&R Loan Agreement) and therefore became eligible to draw an additional $30.0 million of indebtedness under the Term D Loan (as defined in the A&R Loan Agreement). As described above, the Term D Loan was disbursed to the Company in connection with the Third Amendment.

First Amendment

On May 13, 2025, the Company entered into the First Amendment (the “First Amendment”) to the A&R Loan Agreement, pursuant to which the Company agreed to (i) pay Oxford an amendment fee of $40,000 on the effective date of the First Amendment, (ii) extend to March 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00, (iii) extend the expiration date of the Term D Draw Period to the earlier of (x) August 31, 2025 and (y) the occurrence of an Event of Default (as defined in the A&R Loan Agreement), (iv) update the liquidity covenant to increase the Minimum Liquidity Percentage (as defined in the First Amendment) to 50% if the Company had failed to achieve the Term D Milestone prior to June 1, 2025 and to decrease the Minimum Liquidity Percentage back to 30% if the Company subsequently achieves the Term D Milestone prior to the end of the Term D Draw Period, and (v) release Innovatus and the Lenders from any and all claims arising out of or related to the A&R Loan Agreement, the First Amendment and related documentation.

May 30, 2024 Amendment and Restatement

On May 30, 2024, the Company entered into the A&R Loan Agreement. The A&R Loan Agreement amended and restated, in its entirety, that certain Loan and Security Agreement, dated April 8, 2021, as amended, between the Company and Innovatus, as collateral agent, and the Lenders named therein (the “Prior Loan Agreement”).

Funding of the first $100 million under the A&R Loan Agreement occurred on May 30, 2024, including tranche payments of $16.8 million (the “Term A Loan”) and $21.5 million (the “Term B Loan”) reflecting repayment of the principal amount of loans under the Prior Loan Agreement plus accrued payment-in-kind interest, in addition to $61.7 million of new borrowings (the “Term C Loan”). As described above, the Term D Loan was disbursed to the Company in connection with the Third Amendment. Prior to the Third Amendment, the Company also would have become eligible to draw on a fifth tranche of $50 million (the “Term E Loan”), upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants. The Lenders also could have, in their sole discretion upon the Company’s request, made additional term loans to the Company of $45 million (the “Term F Loan”). Funding of these additional tranches was also subject to other customary conditions and limits on when the Company could have requested funding for such tranches. Costs associated with the new borrowings were approximately $2.4 million.

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

Pursuant to the A&R Loan Agreement, the Company is entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all assets of the Company. Proceeds are being used for working capital purposes and to fund the Company’s general business requirements, including the ongoing Phase 3 VIKTORIA-1 clinical trial, the Phase 1b/2 CELC-G-201 clinical trial, and the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Prior to the Second Amendment, Innovatus also had the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00. Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

The A&R Loan Agreement contains a Final Fee, which is equal to 4.5% of the initial funding of the agreement and is due on the earliest to occur of (a) the Maturity Date, (b) the acceleration of any Term Loan, and (c) the prepayment of the Term Loans. There is also a contingent non-utilization fee for the Term E Loans. Following the disbursement of the Term D Loan in connection with the Third Amendment, the non-utilization provisions related to the Term D Loan are no longer operative. The Term D Loan shall become due and payable on the earliest of (i) the termination of the Term D Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. If the Company achieves the Term E Milestone and (i) fails to draw the full amount of the Term E Loan during the Term E Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after the Company’s achievement of the Term E Milestone, of the Company’s intent not to draw the full amount of the Term E Loan, a non-utilization fee with respect to the Term E Loan shall become due and payable on the earliest of (i) the termination of the Term E Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. After the 18-month anniversary of the Effective Date, the Company shall have the option to prepay all, but not less than all, of the Term Loans advanced by the Lenders under the A&R Loan Agreement, provided the Company (i) provides written notice to Collateral Agent of its election to prepay the Term Loans at least seven business days prior to such prepayment, and (ii) pays to Lenders on the date of such prepayment, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of (A) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon through the prepayment date, (B) the Final Fee, (C) the Prepayment Fee, plus (D) all other outstanding Obligations that are due and payable, including, without limitation, Lenders’ Expenses and interest at the Default Rate with respect to any past due amounts. At May 30, 2024, the Company recognized the Final Fee of $4.5 million as additional debt principal and a corresponding debt discount to be amortized over the life of the loan.

In connection with the funding of each of the Term C Loan and the Term D Loans, the Company agreed to issue to Innovatus and Oxford warrants to purchase that number of shares of the Company’s common stock equal to 2.5% of the principal amount of the applicable Term Loan divided by the exercise price, which was, with respect to the Term C Loan, equal to the lower of (i) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the execution of the A&R Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the A&R Loan Agreement. Accordingly, on May 30, 2024, the Company issued 103,876 warrants with an exercise price of $14.84 per share. The relative fair value of the warrants was approximately $1.2 million. For the Term D Loans, the exercise price was based on the lower of (i) the exercise price for the warrants issued pursuant to the Term C Loan or (ii) the volume weighted average closing price of the Company’s common stock for the five-trading day period ending on the last trading day immediately preceding the Term D Loan funding. Prior to the Third Amendment, the Company also was required to issue warrants to Innovatus and Oxford in connection with the funding of the Term E Loan and the Term F Loan. The warrants may be exercised on a cashless basis and are exercisable through the tenth anniversary of the applicable funding date. The number of shares of common stock for which each warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such warrant.

CELCUITY INC.

FORM 10-Q

(For the Three and Nine Months Ended September 30, 2025 and 2024)

The Company evaluated the change of terms under ASC 470-50, “Debt – Modification and Extinguishment” with respect to the Third Amendment, the Second Amendment, the First Amendment and the A&R Loan Agreement and concluded the change in terms did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not an extinguishment of the debt.

Long-term debt consisted of the following at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Note payable	$130,000	$100,000
Add: Final fee	5,850	4,500
Add: PIK interest (added to principal)	1,366	593
Less: unamortized debt issuance costs	(3,154)	(1,614)
Less: unamortized debt discount	(8,896)	(5,752)
Total long-term debt	$125,166	$97,727

Future principal payments, including the incurred PIK interest and Final Fee, are as follows:

(in thousands)	Years Ending December 31,
2028	43,789
2029	93,427
Total	$137,216

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

The Company is also required to make milestone payments to Pfizer upon achievement of certain development and commercial milestone events, up to an aggregate of $335.0 million. One of these milestone events requires a $5.0 million payment within 60 days following the FDA regulatory filing of a New Drug Application (“NDA”) for gedatolisib. The FDA granted the Company’s request to submit its NDA via the FDA’s Real-Time Oncology Review (“RTOR”) program, and the Company made its first NDA pre-submission in September 2025 and expects to complete its final NDA submission to the FDA in the fourth quarter of 2025. The Company has recorded the $5.0 million NDA filing milestone as a research and development expense in June 2025. Additionally, the Company will pay Pfizer tiered royalties on sales of gedatolisib at percentages ranging from the low to mid-teens, which may be subject to deductions for expiration of valid patent claims, amounts due under third-party licenses and generic competition. Unless earlier terminated, the license agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (a) 12 years following the date of first commercial sale of such product in such country, (b) the expiration of all regulatory or data exclusivity in such country for such product, or (c) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe, but for the license granted in the license agreement, a valid claim of a licensed patent right.

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

10. Subsequent Events

Warrants Exercised

In October 2025, investors exercised 2,930,420 warrants at an exercise price of $8.05, which generated approximately $23.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022.

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

Overview

Celcuity is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a kinase inhibitor of the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”) pathway that binds to all Class I PI3K isoforms and the mTOR complexes, mTORC1 and mTORC2. By targeting all Class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PI3K/AKT/mTOR (“PAM”) pathway. Its mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3Kα, AKT, or mTORC1 alone or together. Our Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with hormone receptor-positive (HR+), human epidermal growth factor receptor 2-negative (HER2-) (“HR+/HER2-”) advanced breast cancer has completed enrollment of and reported detailed results for cohort 1, patients with PIK3CA wild-type (“WT”) tumors, and has completed enrollment of cohort 2, patients with PIK3CA mutant-type (“MT”) tumors. Our Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a cyclin-dependent kinase (“CDK”) 4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- advanced breast cancer is currently enrolling patients. The first patient was dosed in July of 2025. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer (“mCRPC”), is ongoing.

In April 2021, we obtained exclusive global development and commercialization rights to gedatolisib under a license agreement with Pfizer. We believe gedatolisib’s unique mechanism of action, differentiated chemical structure, favorable pharmacokinetic properties, and intravenous route of administration offer distinct advantages over currently approved and investigational therapies that target PI3Kα, AKT, or mTORC1 alone or together.

●	Overcomes limitations of therapies that only inhibit a single Class I PI3K isoform, AKT, or one mTOR kinase complex.

Gedatolisib is a pan-class I isoform PI3K inhibitor with low nanomolar potency for the p110α, p110β, p110γ, and p110δ isoforms and the mTORC1 and mTORC2 complexes. By targeting all Class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PAM pathway. Each PI3K isoform and mTOR complex is known to preferentially affect different signal transduction events that involve tumor cell survival, depending upon the aberrations associated with the linked pathway. When a therapy only inhibits a single Class I PI3K isoform (e.g., alpelisib, a PI3Kα inhibitor), AKT (e.g., capivasertib, an AKT inhibitor) or only one mTOR kinase complex (e.g., everolimus, an mTORC1 inhibitor), numerous feedforward and feedback loops between the PI3K isoforms and mTOR complexes cross-activate the uninhibited sub-units. This, in turn, induces compensatory resistance that reduces the efficacy of isoform specific PI3Kα, AKT, or mTORC1 kinase inhibitors. Inhibiting all four PI3K isoforms and both mTOR complexes, as gedatolisib does, thus prevents the confounding effect of isoform interaction that may occur with isoform-specific PI3K inhibitors and the confounding interaction between PI3K isoforms, AKT, and mTOR.

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

Isoform-specific PI3K inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with isoform-specific inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis can still lead to challenging toxicities. The experience with an FDA-approved oral p110-α specific inhibitor, PIQRAY, illustrates the challenge. In its Phase 3 pivotal trial, PIQRAY was found to induce a Grade 3 or 4 adverse event (“AE”) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued alpelisib due to treatment related AEs. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 9% discontinued treatment.

As of September 30, 2025, 492 patients with solid tumors have received gedatolisib in eight completed clinical trials. Of the 492 patients, 129 were treated with gedatolisib as a single agent in three clinical trials. The remaining 363 patients received gedatolisib in combination with other anti-cancer agents in five clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in nine investigator sponsored clinical trials.

B2151009 Phase 1b Trial

A Phase 1b clinical trial (B2151009) evaluating patients with HR+/HER2- metastatic breast cancer was initiated in 2016 and subsequently enrolled 138 patients. Four patients from this study continue to receive study treatment, as of September 30, 2025, each of whom  has received study treatment for approximately five years. The B2151009 clinical trial was an open label, multiple arm Phase 1b clinical trial that evaluated gedatolisib in combination with palbociclib (CDK 4/6 inhibitor) and fulvestrant or letrozole in patients with HR+/HER2- advanced breast cancer. Thirty-five patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and to determine the maximum tolerated dose (“MTD”) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapy (letrozole or fulvestrant). The MTD was determined to be 180 mg administered intravenously once weekly. A total of 103 patients were subsequently enrolled in one of four expansion arms (A, B, C, and D).

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

In a presentation of results from the PIK3CA WT cohort of the VIKTORIA-1 study at the European Society for Medical Oncology (“ESMO”) Congress, additional data from a Phase 1b clinical trial that evaluated gedatolisib in patients with HR+/HER2- ABC was included. The analyses reported efficacy data from patients who were treated with the same drug regimen evaluated in the VIKTORIA-1 study, gedatolisib combined with fulvestrant and palbociclib. (Layman R., Lancet Oncol. 2024; 25:474-8). This included patients from Escalation Arm B and Expansion Arms B, C and D of the Phase 1b study.

Patients in Escalation Arm B and Expansion Arms B and C received a 180 mg dose of gedatolisib once weekly (“weekly dose”). Patients in Expansion Arm D received a 180 mg dose of gedatolisib on days 1, 8, and 15 of a four-week cycle (“intermittent dose”), which was the same dose regimen patients in the VIKTORIA-1 study received. The proportion of patients who received the intermittent dose of gedatolisib was 37% for those with PIK3CA MT tumors and 25% for those with PIK3CA WT tumors. The proportion of patients who received prior treatment with a CDK4/6 inhibitor was 73% for those with PIK3CA WT tumors, and 71% for those with PIK3CA MT tumors.

Median PFS and the ORR were assessed in sub-groups of patients according to their PIK3CA status (Table 1). For all analyzed patients with PIK3CA MT tumors (n=30), median PFS was 14.6 months and the ORR in response evaluable patients was 48%. Median PFS was 19.7 months and the ORR was 64% in patients with PIK3CA MT tumors who received the intermittent dose of gedatolisib used in the VIKTORIA-1 study. For patients with PIK3CA WT tumors (n=60), median PFS was 9.0 months and the ORR in response evaluable patients was 41%. Median PFS was 9.1 months and the ORR was 53% in patients with PIK3CA WT tumors who received the intermittent dose of gedatolisib used in the VIKTORIA-1 study.

Table 1: Efficacy Analysis of Phase 1b Patients Treated with Gedatolisib Plus Palbociclib Plus Fulvestrant

	PIK3CA MT		PIK3CA WT
	All	Intermittent Dose	All	Intermittent dose
Sample size	30	11	60	15
Median PFS (months)	14.6	19.7	9.0	9.1
ORR	48%	64%	41%	53%

VIKTORIA-1 Phase 3 Trial

We have completed enrollment of our Phase 3, open-label, randomized clinical trial, VIKTORIA-1, to evaluate the efficacy and safety of gedatolisib treatment regimens in adults with HR+/HER2- advanced breast cancer whose disease has progressed after prior CDK 4/6 therapy in combination with an aromatase inhibitor. Over two hundred clinical sites in North America, Europe, Latin America, and Asia-Pacific are participating in the study. The first patient was dosed in this trial in December 2022.

The VIKTORA-1 Phase 3 clinical trial involves two study cohorts that enable separate evaluation of subjects according to their PIK3CA status. Subjects who met eligibility criteria and had PIK3CA WT tumors (cohort 1) were randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). During the fourth quarter of 2024, we achieved our enrollment goal of 351 subjects for the PIK3CA WT cohort. The primary completion date for this cohort was achieved in May 2025 and the database cut-off date for this cohort was May 30, 2025. Subjects who met eligibility criteria and had PIK3CA MT tumors (cohort 2) were randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Enrollment of approximately 350 subjects who have PIK3CA MT tumors is complete.  We expect topline data for this group to be available in late Q1 2026 or during Q2 2026.

On July 28, 2025, we announced topline data from the PIK3CA WT cohort of the VIKTORIA-1 clinical trial and on October 18, 2025, at the ESMO Congress, additional efficacy and safety results from this cohort was presented. The key efficacy and safety data from the PIK3CA WT cohort showed:

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
●

The ORR of the gedatolisib triplet was 31.5% compared to 1% with fulvestrant and the median duration of response (“DOR”) was 17.5 months. The ORR of the gedatolisib doublet was 28.3% and the median DOR was 12.0 months. The median DOR was not determinable for fulvestrant because there was only one objective response.

●

The gedatolisib triplet and doublet were generally well tolerated in the trial with mostly low-grade treatment-related adverse events (“TRAEs”). The most common Grade 3 TRAEs for the gedatolisib triplet, gedatolisib doublet, and fulvestrant groups included neutropenia (52.3%, 0%, and 0.8% of patients, respectively); stomatitis (19.2%, 12.3%, and 0% of patients, respectively) rash (4.6%, 5.4%, and 0% of patients, respectively); and hyperglycemia (2.3%, 2.3%, and 0% of patients, respectively). The primary Grade 4 TRAEs for the gedatolisib triplet and gedatolisib doublet groups were neutropenia (10.0% and 0.8%, respectively), leukopenia (0.8% in the gedatolisib triplet group) and pneumonitis (0.8% in gedatolisib doublet group). TRAEs led to the discontinuation of study treatment in 2.3% of patients in the gedatolisib triplet group, 3.1% in the gedatolisib doublet group, and 0% in the fulvestrant group.

The detailed results from cohort 1, PIK3CA WT cohort, established several new milestones in the history of drug development for HR+/HER2- advanced breast cancer:

●	The hazard ratios for the gedatolisib triplet and doublet are more favorable than have ever been reported by any Phase 3 trial for patients with HR+/HER2- advanced breast cancer.
●	The 7.3- and 5.4-months incremental improvements in median PFS for the gedatolisib triplet and gedatolisib doublet over fulvestrant, respectively, are higher than have ever been reported by any Phase 3 trial for patients with HR+/HER2- advanced breast cancer receiving at least their second line of therapy.
●	Gedatolisib is the first inhibitor targeting the PAM pathway to demonstrate positive Phase 3 results in patients with HR+/HER2-/PIK3CA WT advanced breast cancer whose disease progressed on or after treatment with a CDK4/6 inhibitor.
●	The median DOR and incremental ORR improvement relative to control for the gedatolisib triplet and doublet are the highest reported for an endocrine therapy-based regimen in 2L HR+/HER2- advanced breast cancer.

The median PFS benefit of the gedatolisib triplet and doublet compared to fulvestrant was consistent across subgroups with the gedatolisib triplet showing higher clinical benefit in nearly all subgroups compared to the gedatolisib doublet, particularly for patients who were pre/perimenopausal, endocrine therapy resistant, or had visceral metastases. For patients enrolled in the United States and Canada, median PFS was 19.3 months (HR=0.13; 90% CI: 0.07-0.29) for the gedatolisib triplet and 14.9 months (HR=0.35; 90% CI: 0.17-0.76) for the gedatolisib doublet.

With these results, the gedatolisib regimens represent a new potential standard of care for patients with HR+/HER2-, PIK3CA WT advanced breast cancer whose disease progressed on or after treatment with a CDK4/6 inhibitor.

Additional results from cohort 1 of the VIKTORIA-1 Phase 3 clinical trial will be presented at a medical conference later this year.

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

On June 30, 2025, we announced preliminary data for the CELC-G-201 Phase 1b trial, utilizing a May 30, 2025 data cut-off. Based on these data, we amended the clinical trial protocol to enable exploration of additional doses in the Phase 1b portion of this clinical trial to determine the RP2D. Once RP2D is determined, an additional 12 participants will then be enrolled in the Phase 2 portion of the study at the RP2D level to enable evaluation of 30 participants treated with the RP2D of gedatolisib.

On October 18, 2025, at the ESMO Congress, we presented updated clinical results for the CELC-G-201 Phase 1b trial based on an August 15, 2025 data cut-off. Among the 38 patients enrolled, 61% had received one line of prior systemic therapy and 39% had received at least 2 or more lines of prior therapy. Median duration of follow-up was 9.0 months.

The six-month radiographic progression free survival (“rPFS”) rate and median rPFS for patients from both arms combined was 67 % and 9.1 months, respectively. For patients treated with 120 mg gedatolisib, the six-month rPFS rate was 74% and median rPFS was 9.5 months. For patients treated with 180 mg gedatolisib, the six-month rPFS rate was 61% and the median rPFS was 7.4 months.

The combination of gedatolisib and darolutamide was generally well tolerated in the trial with mostly low-grade TRAEs. No dose limiting toxicities were observed in either arm. The only Grade 3 TRAEs for patients from both arms combined included rash (5.3%), stomatitis (2.6%), and pruritus (2.6%); no Grade 3 hyperglycemia was reported. Additionally, no Grade 4 or 5 TRAEs were observed, and no patients discontinued study treatment due to a TRAE.

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

Investigator-Sponsored Trials

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

Recent Developments

On July 30, 2025, we entered into the Equity Underwriting Agreement with the Representatives of the Underwriters agreeing, subject to customary conditions, to issue and sell in a public offering (i) 1,836,842 Shares at a price to the public of $38.00 per Share and (ii) in lieu of Shares to certain investors, Pre-Funded Warrants to purchase up to 400,000 shares of common stock, at a price to the public of $37.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant. In addition, pursuant to the Equity Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 335,526 Option Shares, less underwriting discounts and commissions. The Underwriters exercised their option to purchase the Option Shares in full on July 30, 2025. The Equity Offering was completed on July 31, 2025. For a summary of the Equity Offering, see “Liquidity and Capital Resources” below.

On July 30, 2025, we also entered into the Note Underwriting Agreement with the Underwriters, subject to customary conditions, to issue and sell in a public offering $175.0 million aggregate principal amount of Notes to the Underwriters. In addition, pursuant to the Note Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional $26.3 million aggregate principal amount of Notes solely to cover over-allotments. On July 30, 2025, the Underwriters exercised such option to purchase an additional $26.3 million aggregate principal amount of Notes. The issuance of $201.3 million aggregate principal amount of Notes was completed on August 1, 2025. The Notes were issued pursuant to, and are governed by the Indenture. The net proceeds from the Note Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $194.9 million, including the proceeds from the Underwriters’ exercise of their over-allotment option in full. We are using the net proceeds from the Note Offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, clinical trial expenditures, commercial launch expenditures, expansion of business development activities and other general corporate purposes. For a summary of the Note Offering, see “Liquidity and Capital Resources” below.

On August 27, 2025, the FDA granted our request to submit the gedatolisib NDA via the FDA’s Real-Time Oncology Review (“RTOR”) program, and we made our first NDA pre-submission in September 2025. We expect to complete our final NDA submission to the FDA in the fourth quarter of 2025.

On September 9, 2025, we entered into the Third Amendment to the Amended and Restated Loan and Security Agreement with Oxford Finance LLC, a Delaware limited liability company, as collateral agent and a lender, Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership, as a lender, and the other lenders party thereto. For a summary of the Third Amendment to the A&R Loan Agreement, see “Liquidity and Capital Resources” below.

On October 18, 2025, at the ESMO Congress, we presented (i) detailed efficacy and safety results from the PIK3CA WT cohort of the Phase 3 VIKTORIA-1 clinical trial of gedatolisib; (ii) additional data from our Phase 1b clinical trial that evaluated gedatolisib in patients with HR+/HER2- advanced breast cancer; and (iii) additional data from the CELC-G-201 Phase 1b clinical trial evaluating gedatolisib in combination with Nubeqa® (darolutamide), an androgen receptor inhibitor, in men with mCRPC whose disease had progressed on prior treatment with a next generation androgen receptor inhibitor. For a summary of the data presented, see “Overview” above. We also announced that the PIK3CA MT cohort of the VIKTORIA-1 Phase 3 trial was fully enrolled.

Results of Operations

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the three months ended September 30, 2025 and 2024, we reported a net loss of approximately $43.8 million and $29.8 million, respectively, and for the nine months ended September 30, 2025 and 2024, we reported a net loss of approximately $126.1 million and $75.1 million, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $397.9 million. As of September 30, 2025, we had cash and cash equivalents and short-term investments of approximately $455.0 million.

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

Pursuant to the FDA’s RTOR program, in September 2025 we made the first pre-submission of our NDA to the FDA; we expect to complete the final NDA submission to the FDA in the fourth quarter of 2025. If we obtain regulatory approvals to market gedatolisib, we expect to generate revenue from sales of the drug for this and potentially additional breast cancer indications.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation related to our executive, finance and support functions. Other general and administrative expenses include professional fees for auditing, tax, and legal services associated with being a public company, director and officer insurance, software costs, investor relations and travel expenses for our general and administrative personnel.

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

Interest Expense

Interest expense to date is primarily related to the A&R Loan Agreement. During the three months ended September 30, 2025, interest expense included the Convertible Notes.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024 (in thousands)

	Three Months Ended
	September 30,		Change
	2025	2024	$	Percent
Statements of Operations Data:
Operating expenses:
Research and development	$34,915	$27,588	$7,327	27%
General and administrative	7,934	2,472	5,462	221
Total operating expenses	42,849	30,060	12,789	43
Loss from operations	(42,849)	(30,060)	(12,789)	43

Other (expense) income
Interest expense	(4,595)	(3,344)	(1,251)	37
Interest income	3,640	3,612	28	1
Other (expense) income, net	(955)	268	(1,223)	(456)
Net loss before income taxes	(43,804)	(29,792)	(14,012)	47
Income tax benefits	-	-	-	-
Net loss	$(43,804)	$(29,792)	$(14,012)	47%

Comparison of the Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Nine Months Ended
	September 30,		Change
	2025	2024	$	Percent
Statements of Operations Data:
Operating expenses:
Research and development	$107,364	$70,732	$36,632	52%
General and administrative	15,627	6,105	9,522	156
Total operating expenses	122,991	76,837	46,154	60
Loss from operations	(122,991)	(76,837)	(46,154)	60

Other (expense) income
Interest expense	(10,982)	(7,005)	(3,977)	57
Interest income	7,904	8,716	(812)	(9)
Other (expense) income, net	(3,078)	1,711	(4,789)	(280)
Net loss before income taxes	(126,069)	(75,126)	(50,943)	68
Income tax benefits	-	-	-	-
Net loss	$(126,069)	$(75,126)	$(50,943)	68%

Research and Development

Our research and development expenses for the three months ended September 30, 2025 were approximately $34.9 million, representing an increase of approximately $7.3 million, or 27%, compared to the same period in 2024. Of the $7.3 million increase in research and development expense, $5.6 million was related to increased employee and consulting expenses, $3.2 million of which related to commercial headcount additions and other launch activities. The remaining $1.7 million increase was primarily related to activities supporting our ongoing clinical trials.

Our research and development expenses for the nine months ended September 30, 2025 were approximately $107.4 million, representing an increase of approximately $36.6 million, or 52%, compared to the same period in 2024. Of the $36.6 million increase in research and development expenses, $18.1 million was related to increased employee and consulting expenses, $7.6 million of which related to commercial headcount additions and other launch activities. $13.1 million was attributable to activities supporting our ongoing clinical trials, $5.0 million was related to an anticipated development milestone payment under the license agreement with Pfizer, and $0.4 million was related to other costs.

Conducting research and development is central to our business model. We plan to continue to increase our research and development expenses for the foreseeable future as we seek to continue to develop gedatolisib, including conducting the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 clinical trial and the VIKTORIA-2 Phase 3 clinical trial.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2025 were approximately $7.9 million, representing an increase of approximately $5.4 million, or 221%, compared to the same period in 2024. Of the $5.4 million increase in general and administrative expense, $4.9 million was related to increased   employee and consulting expenses. Of the $4.9 million increase, $4.0 million was related to non-cash, stock-based compensation. The remaining $0.5 million of the $5.4 million increase resulted from professional fees, expanding infrastructure and other administrative expenses.

Our general and administrative expenses for the nine months ended September 30, 2025 were approximately $15.6 million, representing an increase of under $9.5 million, or 156%, compared to the same period in 2024. Of the $9.5 million increase in general and administrative expense, $8.1 million was related   to increased employee and consulting expenses. Of the $8.1 million increase, $5.0 million related to non-cash, stock-based compensation. The remaining $1.4 million of the $9.5 million increase was related to professional fees, expanding infrastructure and other administrative expenses.

We anticipate that our general and administrative expenses will continue to increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and requirements, and other compliance matters.

Interest Expense

Interest expense for the three months ended September 30, 2025 was $4.6 million and represents an increase of $1.3 million, or 37%, compared to the same period in 2024. Interest expense is the result of Convertible Notes and the A&R Loan Agreement. The increase is due primarily to the issuance of the Convertible Notes in July 2025 and the distribution of the Term Loan D in September 2025. The $4.6 million of interest expense includes $1.1 million of non-cash interest expense.

Interest expense for the nine months ended September 30, 2025 was $11.0 million and represents an increase of $4.0 million, or 57%, compared to the same period in 2024. Interest expense is the result of the Convertible Notes and the A&R Loan Agreement. The increase is primarily due to the incremental $61.7 million funding of the Term Loan C in May 2024, the issuance of the Convertible Notes in July 2025 and the distribution of the Term Loan D in September 2025. The $11.0 million of interest expense includes $2.6 million of non-cash interest expense.

Interest Income

Interest income for the three months ended September 30, 2025 was $3.6 million and represents a decrease of under $0.1 million compared to the same period in 2024. The decrease was primarily the result of lower market interest rates offset largely by a higher invested cash balance.

Interest income for the nine months ended September 30, 2025 was $7.9 million and represents a decrease of $0.8 million compared to the same period in 2024. The decrease was primarily the result of lower market interest rates offset partially by a higher invested cash balance.

Liquidity and Capital Resources

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through September 30, 2025, we have funded our operations primarily through private placements and registered offerings of our equity securities and unsecured convertible notes, and borrowings under loan agreements. From inception through September 30, 2025, we raised an aggregate of approximately $481.7 million of net proceeds through sales of our securities, approximately $194.9 million of net proceeds through the issuance of the Notes, and had $130.0 million of borrowings under loan agreements, not including payable-in-kind interest. In October 2025, investors exercised 2,930,420 warrants at an exercise price of $8.05, which generated approximately $23.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022. From September 30, 2025 through the report date, stock option exercises generated approximately $0.2 million in cash. As of September 30, 2025, our cash and cash equivalents and short-term investments were approximately $74.3 million and $380.7 million, respectively, and we had an accumulated deficit of approximately $397.9 million.

July 2025 Equity Offering

On July 30, 2025, we entered into the Equity Underwriting Agreement with the Representatives of the Underwriters agreeing, subject to customary conditions, to issue and sell in a public offering (i) 1,836,842 Shares at a price to the public of $38.00 per Share and (ii) in lieu of Shares to certain investors, Pre-Funded Warrants to purchase up to 400,000 shares of common stock, at a price to the public of $37.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant. In addition, pursuant to the Equity Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 335,526 Option Shares, less underwriting discounts and commissions. The Underwriters exercised their option to purchase the Option Shares in full on July 30, 2025. The Equity Offering was completed on July 31, 2025.

The net proceeds from the Equity Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $91.6 million, including the proceeds from the Underwriters’ exercise of their option in full to purchase the Option Shares. We may also receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants. We are using the net proceeds from the Equity Offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, clinical trial expenditures, commercial launch expenditures, expansion of business development activities and other general corporate purposes.

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

July 2025 Convertible Notes Offering

On July 30, 2025, we also entered into the Note Underwriting Agreement with the Underwriters, subject to customary conditions, to issue and sell in a public offering $175.0 million aggregate principal amount of Notes to the Underwriters. In addition, pursuant to the Note Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional $26.3 million aggregate principal amount of Notes solely to cover over-allotments. On July 30, 2025, the Underwriters exercised such option to purchase an additional $26.3 million aggregate principal amount of Notes. The issuance of $201.3 million aggregate principal amount of Notes was completed on August 1, 2025. The Notes were issued pursuant to, and are governed by the Indenture. The net proceeds from the Note Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $194.9 million, including the proceeds from the Underwriters’ exercise of their over-allotment option in full. We are using the net proceeds from the Note Offering for working capital and general corporate purposes, which may include capital expenditures, research and development expenditures, clinical trial expenditures, commercial launch expenditures, expansion of business development activities and other general corporate purposes.

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

In August 2025, investors exercised 200,000 warrants at an exercise price of $8.05, which generated approximately $1.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022. Also in August 2025, the underwriter of the Company’s initial public offering that closed on September 22, 2017 exercised its warrants on a cashless basis. As a result, the Company issued 55,592 shares of common stock upon the cashless exercise of 70,000 warrants.

In September 2025, an investor exercised 104,340 warrants at exercise prices of $8.05, which generated approximately $0.8 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022. Also in September 2025, the placement agent from private placements that closed in January and May 2016 exercised 7,917 warrants at an exercise price of $7.56, which generated approximately $0.1 million in cash.

In October 2025, investors exercised 2,930,420 warrants at an exercise price of $8.05, which generated approximately $23.6 million in cash. The warrants were issued pursuant to a private placement that closed on December 9, 2022.

Open Market Sale Agreement

On February 4, 2022, we entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million, which amount was subsequently increased to $125.0 million on December 6, 2024. On July 29, 2025, prior to the pricing of the Equity Offering and the Note Offering, the aggregate offering price was reduced from $125.0 million to $50.0 million. On October 12, 2022, pursuant to this agreement, we sold 500,000 shares of common stock in a single transaction at a price of $10.35 per share, generating gross proceeds of $5.2 million ($4.8 million net of commissions and offering expenses). On December 1, 2023, pursuant to this agreement, we sold 1,034,500 shares of common stock in a single transaction at a price of $14.50 per share, generating gross proceeds of $15.0 million ($14.4 million net of commissions and offering expenses). In April 2024 and May 2024, pursuant to this agreement, we sold 285,714 and 149,700 shares of common stock, respectively, at an average selling price of $17.55 per share, generating gross proceeds of $7.6 million before deducting commissions and other offering expenses of $0.3 million. At September 30, 2025, $50.0 million of common stock remains available for sale under the Open Market Sale Agreement with Jefferies.

May 2024 Equity Offering

On May 30, 2024, we entered into an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters relating to the issuance and sale of 3,871,000 shares of common stock, at a price to the public of $15.50, generating gross proceeds of approximately $60.0 million. The offering closed on May 31, 2024 and resulted in net proceeds to us of approximately $56.3 million after deducting underwriting discounts and other offering expenses payable by us.

Amended and Restated Loan and Security Agreement

Third Amendment

On September 9, 2025, we entered into the Third Amendment (the “Third Amendment”) to the Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Oxford Finance LLC, a Delaware limited liability company (“Oxford”), as collateral agent and a lender, Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as a lender, and the other lenders party thereto (together with Oxford and Innovatus, the “Lenders”), pursuant to which the A&R Loan Agreement was amended to (i) replace Innovatus with Oxford as collateral agent; (ii) recognize the achievement of the Term D Milestone (as defined in the A&R Loan Agreement, as amended by the Third Amendment (the “Amended A&R Loan Agreement”)) and provide for the immediate disbursement of the $30.0 million Term D Loan (as defined in the Amended A&R Loan Agreement); (iii) increase the size of the Term E Loan (as defined in the Amended A&R Loan Agreement) from $50.0 million to up to $100.0 million, which Term E Loan may only be drawn upon FDA approval of gedatolisib in second line wild-type advanced breast cancer patients post CDK4/6 inhibitor therapy; (iv) add three new up to $40.0 million Term F Loans (as defined in the Amended A&R Loan Agreement), which may only be drawn upon achievement of certain trailing three months’ product revenue thresholds; (v) replace the prior $45.0 million Term F Loan (as defined in the A&R Loan Agreement) with a new $150.0 million Term G Loan (as defined in the Amended A&R Loan Agreement), which continues to be available only in the Lenders’ sole discretion upon our request; (vi) require an amendment fee payable by us to the Lenders in the amount of $50,000, which was paid at the closing of the Third Amendment; (vii) make certain revisions to the non-utilization fee for the Term E Loan, and add a new non-utilization fee for the Term F Loans, in each case equal to 3.0% of the applicable unfunded commitment, after taking into consideration any reductions to the applicable term loan commitment that we may make by notice to the collateral agent before the date that is eight weeks after the achievement of any applicable milestones; and (viii) extend the maturity date of the term loans to November 1, 2029. The Term E Loan and each Term F Loan also are subject to other customary conditions and limits on when we can request funding. With the disbursement of the $30.0 million Term D Loan, the Company received net proceeds of approximately $27.8 million.

In accordance with the A&R Loan Agreement, a Final Fee equal to 4.5% of the $30.0 million Term D Loan was recognized and an additional $1.4 million was added to debt principal and a corresponding debt discount to be amortized over the life of the loan.

In connection with the Third Amendment, we issued warrants with an exercise price of $14.84 per share to purchase an aggregate of 50,537 shares of our common stock to Innovatus, Oxford, and certain of its affiliates (the “Third Amendment Warrants”). The Third Amendment Warrants may be exercised on a cashless basis and are exercisable through the tenth anniversary of the funding date of the Term D Loan. The number of shares of common stock for which each Third Amendment Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Third Amendment Warrant.

A portion of the proceeds from the Term D Loan in the amount of $2.8 million was allocated to the Third Amendment Warrants based on their relative fair value to the underlying Term D Loan. The proceeds allocated to the Third Amendment Warrants were recorded as additional paid in capital in the accompanying condensed consolidated balance sheets and were discounted from the Term D Loan. The relative fair value of the Third Amendment Warrants was based on the Black-Scholes method with the following assumptions: risk-free interest rate of 4.08%; expected volatility of 74.4%; expected life of 10.0 years; and expected dividend yield 0%. The underlying stock price used in the analysis was the traded market price. The discount related to the Third Amendment Warrants is being amortized to interest expense ratably over the term of the Term D Loan.

Second Amendment

On July 28, 2025, we entered into the Second Amendment (the “Second Amendment”) to the A&R Loan Agreement with Innovatus, as collateral agent, and the Lenders including Innovatus in its capacity as a Lender and Oxford, pursuant to which Innovatus and Oxford, as Lenders, have agreed to make certain term loans (“Term Loans”) to us in the aggregate principal amount of up to $180 million. The A&R Loan Agreement was amended to (i) subject to certain terms and conditions, permit the issuance of the Notes discussed above and certain transactions in connection therewith, including the conversion thereof settled solely in common stock (together with cash in lieu of the issuance of any fractional share of common stock), (ii) permit capped call transactions in connection with the pricing of the Notes, (iii) require an amendment fee payable by us to Oxford in the amount of $25,000, which was paid upon execution of the Second Amendment, and (iv) extend to May 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of our common stock at a price per share of $10.00.

Further, in connection with the release of the topline data from the wild-type cohort of the VIKTORIA-1 Phase 3 clinical trial, we achieved the Term D Milestone (as defined in the A&R Loan Agreement) and therefore became eligible to draw an additional $30.0 million of indebtedness under the Term D Loan (as defined in the A&R Loan Agreement). As described above, the Term D Loan was disbursed to us in connection with the Third Amendment.

First Amendment

On May 13, 2025, we entered into the First Amendment (the “First Amendment”) to the A&R Loan Agreement, pursuant to which we agreed to (i) pay Oxford an amendment fee of $40,000 on the effective date of the First Amendment, (ii) extend to March 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of our common stock at a price per share of $10.00, (iii) extend the expiration date of the Term D Draw Period to the earlier of (x) August 31, 2025 and (y) the occurrence of an Event of Default (as defined in the A&R Loan Agreement), (iv) update the liquidity covenant to increase the Minimum Liquidity Percentage (as defined in the First Amendment) to 50% if we had failed to achieve the Term D Milestone prior to June 1, 2025 and to decrease the Minimum Liquidity Percentage back to 30% if we subsequently achieves the Term D Milestone prior to the end of the Term D Draw Period, and (v) release Innovatus and the Lenders from any and all claims arising out of or related to the A&R Loan Agreement, the First Amendment and related documentation.

May 30, 2024 Amendment and Restatement

On May 30, 2024, we entered into the A&R Loan Agreement. The A&R Loan Agreement amended and restated, in its entirety, that certain Loan and Security Agreement, dated April 8, 2021, as amended, between us and Innovatus, as collateral agent, and the Lenders named therein (the “Prior Loan Agreement”).

Funding of the first $100 million under the A&R Loan Agreement occurred on May 30, 2024, including tranche payments of $16.8 million (the “Term A Loan”) and $21.5 million (the “Term B Loan”) reflecting repayment of the principal amount of loans under the Prior Loan Agreement plus accrued payment-in-kind interest, in addition to $61.7 million of new borrowings (the “Term C Loan”). As described above, the Term D Loan was disbursed to us in connection with the Third Amendment. Prior to the Third Amendment, we also would have become eligible to draw on a fifth tranche of $50 million (the “Term E Loan”), upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants. The Lenders also could have, in their sole discretion upon our request, made additional term loans to us of $45 million (the “Term F Loan”). Funding of these additional tranches was also subject to other customary conditions and limits on when we could have requested funding for such tranches. Costs associated with the new borrowings were approximately $2.4 million.

Pursuant to the A&R Loan Agreement, we are entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions are met. The Term Loans bear interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest will be payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement is secured by all of our assets. Proceeds are being used for working capital purposes and to fund our general business requirements, including the ongoing Phase 3 VIKTORIA-1 clinical trial, the Phase 1b/2 CELC-G-201 clinical trial, and the Phase 3 VIKTORIA-2 clinical trial. The A&R Loan Agreement contains customary representations and warranties and covenants, subject to customary carve-outs, and includes financial covenants related to liquidity and other financial measures. Prior to the Second Amendment, Innovatus also had the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of our common stock at a price per share of $10.00. Innovatus will continue to have the right to exercise a previously disclosed warrant granted to it under the Prior Loan Agreement to purchase 26,042 shares of common stock at a price per share of $14.40 through April 8, 2031.

The A&R Loan Agreement contains a Final Fee, which is equal to 4.5% of the initial funding of the agreement and is due on the earliest to occur of (a) the Maturity Date, (b) the acceleration of any Term Loan, and (c) the prepayment of the Term Loans. There is also a contingent non-utilization fee for the Term E Loans. Following the disbursement of the Term D Loan in connection with the Third Amendment, the non-utilization provisions related to the Term D Loan are no longer operative. The Term D Loan shall become due and payable on the earliest of (i) the termination of the Term D Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. If we achieve the Term E Milestone and (i) fails to draw the full amount of the Term E Loan during the Term E Draw Period and (ii) fails to notify Collateral Agent, at any time before the date that is four weeks after our achievement of the Term E Milestone, of our intent not to draw the full amount of the Term E Loan, a non-utilization fee with respect to the Term E Loan shall become due and payable on the earliest of (i) the termination of the Term E Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. After the 18-month anniversary of the Effective Date, we shall have the option to prepay all, but not less than all, of the Term Loans advanced by the Lenders under the A&R Loan Agreement, provided we (i) provide written notice to Collateral Agent of its election to prepay the Term Loans at least seven business days prior to such prepayment, and (ii) pay to Lenders on the date of such prepayment, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of (A) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon through the prepayment date, (B) the Final Fee, (C) the Prepayment Fee, plus (D) all other outstanding Obligations that are due and payable, including, without limitation, Lenders’ Expenses and interest at the Default Rate with respect to any past due amounts. At May 30, 2024, we recognized the Final Fee of $4.5 million as additional debt principal and a corresponding debt discount to be amortized over the life of the loan.

In connection with the funding of each of the Term C Loan and the Term D Loans, we agreed to issue to Innovatus and Oxford warrants to purchase that number of shares of our common stock equal to 2.5% of the principal amount of the applicable Term Loan divided by the exercise price, which was, with respect to the Term C Loan, equal to the lower of (i) the volume weighted average closing price of our common stock for the five-trading day period ending on the last trading day immediately preceding the execution of the A&R Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the A&R Loan Agreement. Accordingly, on May 30, 2024, we issued 103,876 warrants with an exercise price of $14.84 per share. The relative fair value of the warrants was approximately $1.2 million. For the Term D Loans, the exercise price was based on the lower of (i) the exercise price for the warrants issued pursuant to the Term C Loan or (ii) the volume weighted average closing price of our common stock for the five-trading day period ending on the last trading day immediately preceding the Term D Loan funding. Prior to the Third Amendment, we also were required to issue warrants to Innovatus and Oxford in connection with the funding of the Term E Loan and the Term F Loan. The warrants may be exercised on a cashless basis and are exercisable through the tenth anniversary of the applicable funding date. The number of shares of common stock for which each warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such warrant.

Liquidity and capital resource requirements

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

Based on our current business plan, we believe that our current cash, cash equivalents and short-term investments, together with available borrowings under the A&R Loan Agreement, will provide sufficient cash to finance our operations through 2027.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for the nine months ended September 30:

	2025	2024
(in thousands)
Net cash (used in) provided by:
Operating activities	$(116,881)	$(55,697)
Investing activities	(167,493)	(100,628)
Financing activities	336,111	138,265
Net increase (decrease) in cash and cash equivalents	$51,737	$(18,060)

Operating Activities

Net cash used in operating activities was approximately $116.9 million for the nine months ended September 30, 2025 and consisted primarily of a net loss of approximately $126.1 million, partially offset by non-cash expense items of approximately $13.8 million and by a working capital net cash use of $4.6 million. Non-cash expense items of approximately $13.8 million primarily consisted of $11.9 million of stock-based compensation expense and non-cash amortization of debt issuance costs and discount and payment-in-kind interest of $2.6 million in the aggregate, offset partly by non-cash interest accretion of $0.8 million. The approximately $4.7 million of working capital changes were primarily due to increases in other current assets, partly offset by increases in both accounts payable and accrued expenses.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was approximately $167.5 million and consisted primarily of net purchases of short-term investments in government securities (U.S. Treasury Bills and U.S. government agency), partially offset by purchases of property and equipment.

 Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $100.6 million and consisted primarily of net purchases of short-term investments in government securities (U.S. Treasury Bills and U.S. government securities), partially offset by purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was approximately $336.1 million and consisted of net proceeds from the Note Offering of $195.5 million, net proceeds from the Equity Offering of approximately $91.8 million and net proceeds from the Term D Loan of $27.8 million. In addition, cash provided by financing activities included the exercise of common stock warrants in the amount of $18.5 million and from the exercise of employee stock options and employee stock purchases in the amount of $2.6 million, offset in part by registration costs of $47 thousand.

 Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $138.3 million and primarily consisted of net proceeds of approximately $59.2 million from incremental debt financing, $56.3 million from an equity offering and $7.3 million from an at-the market offering. The remaining $15.4 million consisted of proceeds from the exercise of common stock warrants, the exercise of employee stock options and employee stock purchases.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such forward-looking information is included in this Quarterly Report and in other materials filed or to be filed by us with the SEC (as well as information included in oral statements or other written statements made or to be made by us). Forward-looking statements include all statements based on future expectations. This Quarterly Report contains forward-looking statements that involve risks and uncertainties including, but not limited to, (i) our clinical trial plans and the estimated timelines and costs for such trials; (ii) our plans to develop and commercialize our products, and our expectations about the market opportunity for gedatolisib and our ability to serve that market; (iii) our expectations with respect to our competitive advantages, including the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments, and our interpretation of the data from the PIK3CA WT cohort of the Phase 3 VIKTORIA-1 clinical trial; (iv) our expectations regarding the timeline of patient enrollment and results from clinical trials, including our ongoing Phase 3 VIKTORIA-1 clinical trial, ongoing Phase 3 VIKTORIA-2 clinical trial, and ongoing Phase 1b/2 clinical trial for gedatolisib; (v) our expectations regarding the timing of submitting an NDA for, and our ability to obtain FDA approval to commercialize, gedatolisib; (vi) our expectations regarding governmental laws and regulations affecting our operations, including, without limitation, developments in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S. and laws that affect our operations and our laboratory; (vii) our expectations with respect to the development, validation, required approvals, costs and timelines of our drug candidate gedatolisib; (viii) our beliefs related to the potential benefits resulting from Breakthrough Therapy designation for gedatolisib; (ix) our plans with respect to research and development and related expenses for the foreseeable future; (x) our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer with respect to gedatolisib; (xi) our expectations regarding the future payments that may be owed to Pfizer under the license agreement with them; (xii) our beliefs with respect to the potential rate and degree of market acceptance, both in the United States and internationally, and clinical utility of gedatolisib; (xiii) our revenue expectations; (xiv) our expectations regarding business development activities, including collaborations with pharmaceutical companies; (xv) our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for our drug candidate, gedatolisib, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and from government insurance programs, such as Medicare and Medicaid; (xvi) our expectations as to the use of proceeds from our financing activities; (xvii) our expectations with respect to availability of capital, including accessing our current debt facility or any other debt facility or other capital sources in the future, and our assumption that we will have adequate authorized shares for future equity issuances; (xviii) our beliefs regarding the adequacy of our cash on hand to fund our clinical trials, capital expenditures, working capital, and other general corporate expenses, as well as the increased costs associated with being a public company; (xix) our plans with respect to potentially raising capital; and (xx) our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates, including our gedatolisib drug candidate and our CELsignia platform and tests.

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

  These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; our potential inability to develop, validate, obtain regulatory approval for and commercialize gedatolisib on a timely basis or at all; the uncertainties and costs associated with clinical studies and with developing and commercializing biopharmaceuticals; the complexity and difficulty of demonstrating the safety and sufficient magnitude of benefit to support regulatory approval of gedatolisib and other products we may develop; challenges we may face in developing and maintaining relationships with pharmaceutical company partners, including our current and any future suppliers of our product candidate; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; tightening credit markets and limitations on access to capital; stock market volatility or other factors that may affect our ability to access capital on favorable terms or at all; and obtaining and maintaining intellectual property protection for our technology and time and expense associated with defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. These and additional risks, uncertainties and other factors are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report. Copies of filings made with the SEC are available through the SEC’s electronic data gathering, analysis, and retrieval system (EDGAR) at www.sec.gov.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on that review and evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures, as designed and implemented, are effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the European Medicines Agency , play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including NDAs, investigational new drug applications (“INDs”), requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the recent loss of FDA leadership and personnel, and new leadership at the U.S. Department of Health and Human Services, the FDA and the Center for Drug Evaluation and Research could lead to disruptions and delays in FDA guidance and review and approval of our product candidate. Further, while the FDA’s review of marketing applications and other activities for new drugs is largely funded through the user fee program established under the Prescription Drug User Fee Act, it remains unclear how the administration’s recent reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidate in a timely manner.

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

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs and NDAs, our business would be negatively impacted.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of September 30, 2025, we had $331.3 million aggregate principal amount of indebtedness for borrowed money, of which $130.0 million was secured indebtedness consisting  of the Term Loans. Included in the aggregate principal amount is $201.3 million principal amount of additional indebtedness as a result of the offering of the Notes. We may incur additional indebtedness to meet future financing needs. For example, we have an additional $220.0 million in incremental Term Loans that can be drawn under the A&R Loan Agreement upon the achievement of certain clinical milestones and product revenue thresholds. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

During the three months ended September 30, 2025, we issued 63,509 shares of common stock upon the exercise of previously issued warrants as follows:

● 7,917 shares were issued to the placement agent from private placements that closed on January 21, 2016 and May 2, 2016 pursuant to the exercise of warrants at an exercise price of $7.56 per share, resulting in cash proceeds of approximately $60,000; and

● 55,592 shares were issued to the underwriter of the Company’s initial public offering that closed on September 22, 2017 pursuant to the exercise of 70,000 warrants in a cashless exercise whereby 14,408 shares with a value of $10.45 per share were used to settle the exercise price and the remaining 55,592 shares were issued to the warrant holder.

The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

Trading Plans

On June 13, 2025, Brightstone Venture Capital Fund, LP (“Brightstone”) adopted a 10b5-1 plan for the sale of up to 229,335 shares of Celcuity Inc. common stock beginning December 15, 2025 through December 15, 2026. This plan, along with a 10b5-1 plan that was adopted on December 13, 2024 for the sale of up to 229,325 shares of Celcuity Inc. common stock beginning April 14, 2025 through December 13, 2025, were terminated on August 18, 2025. On August 19, 2025, Brightstone adopted a 10b5-1 plan for the sale of up to 125,000 shares of Celcuity Inc. common stock beginning November 18, 2025 through November 18, 2026. Director David Dalvey is a General Partner at Brightstone.

During the three months ended September 30, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1

Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025).

4.2

Indenture, dated as of August 1, 2025, between Celcuity Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025).

4.3

First Supplemental Indenture, dated as of August 1, 2025, between Celcuity Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025).

4.4	Form of certificate representing the 2.750% Convertible Senior Notes due 2031 (included as Exhibit A in Exhibit 4.3 above).

4.5

Form of Warrant to Purchase Stock issued in connection with the Third Amendment to Amended and Restated Loan and Security Agreement, dated September 9, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2025).

10.1	Second Amendment to Amended and Restated Loan and Security Agreement, dated July 28 2025, by and among the Company, Innovatus Life Sciences Lending Fund I, LP, as collateral agent, the Lenders named therein and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

10.2*

Third Amendment to Amended and Restated Loan and Security Agreement, dated September 9, 2025, by and among the Company, Oxford Finance LLC, as collateral agent, the Lenders named therein and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2025).

31.1**	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following information from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, (v) the Notes to Condensed Financial Statements, and (vi) the information under Part II, Item 5, “Other Information.”

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain information has been excluded from this exhibit because it both (i) is not material and (ii) is the type that the registrant treats as private or confidential.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2025	CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)

