Form 10-K
period 2025-12-31
Celcuity Inc.
filed 2026-03-26
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on $13.35, the closing price of the shares of common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Capital Market on such date, was approximately $457,485,677.

As of March 17, 2026, there were 48,336,675 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

2025 Annual Report on Form 10-K

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

All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our plans, objectives and expectations for our business, operations and financial performance and condition, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our results, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. Additionally, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Forward-looking statements may include, among other things, statements relating to:

●	our clinical trial plans and the estimated timelines and costs for such trials;

●	our plans to develop and commercialize our products, and our expectations about the market opportunity for gedatolisib in the U.S. and internationally, and our ability to serve those markets;

●	our expectations with respect to our competitive advantages, including the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments, and our interpretation of the data from the PIK3CA WT cohort of the Phase 3 VIKTORIA-1 clinical trial;

●	our expectations regarding the timeline of patient enrollment and results from clinical trials for gedatolisib, including our ongoing Phase 3 VIKTORIA-1 clinical trial, ongoing Phase 3 VIKTORIA-2 clinical trial, and ongoing Phase 1b/2 clinical trial;

●	our expectations regarding our ability to obtain U.S. Food and Drug Administration (“FDA”) approval, and approvals outside the U.S., to commercialize gedatolisib;

●	our expectations regarding governmental laws and regulations affecting our operations, including, without limitation, developments in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the U.S., and laws that affect our operations and our laboratory;

●	our expectations with respect to the development, validation, required approvals, costs, and development and regulatory timelines, of gedatolisib, including continuity of commercial supply;

●	our beliefs related to the potential benefits resulting from Fast Track designation and Breakthrough Therapy designation as it relates to the development of gedatolisib, and Real-Time Oncology Review (“RTOR”) and Priority Review as relates to the submission to the FDA, and FDA review of, our New Drug Application (“NDA”) for gedatolisib;

●	our plans with respect to research and development and related expenses for the foreseeable future;

●	our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer Inc. (“Pfizer”) with respect to gedatolisib;

●	our expectations regarding the future payments that may be owed to Pfizer under our license agreement with them;

●	our beliefs with respect to the potential rate and degree of market acceptance and clinical utility of gedatolisib, both in the U.S. and internationally;

●	our revenue expectations;

●	our expectations regarding business development activities, including collaborations with pharmaceutical companies;

●	our plans with respect to pricing in the U.S. and internationally, and our ability to obtain reimbursement for gedatolisib, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and from government insurance programs, such as Medicare and Medicaid;

●	our expectations as to the use of proceeds from our financing activities;

●	our expectations with respect to availability of capital, including accessing our current debt facility or any other debt facility or other capital sources in the future, and our assumption that we will have adequate authorized shares for future equity issuances;

●	our beliefs regarding the adequacy of our cash on hand to fund our clinical trials, anticipated commercial launch expenses, capital expenditures, working capital, and other general corporate expenses, as well as the costs associated with being a public company;

●	our plans with respect to potentially raising capital; and

●	our expectations regarding our ability to obtain and maintain intellectual property protection for gedatolisib, including its formulations and methods of use.

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our limited operating history; our potential inability to develop, validate, obtain regulatory approval for and commercialize gedatolisib on a timely basis or at all; the uncertainties and costs associated with clinical studies and with developing and commercializing pharmaceuticals; the complexity and difficulty of demonstrating the safety and sufficient magnitude of benefit to support regulatory approval of gedatolisib and other products we may develop; challenges we may face in developing and maintaining relationships with pharmaceutical company partners, including our current and any future suppliers of our product candidate; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; tightening credit markets and limitations on access to capital; stock market volatility or other factors that may affect our ability to access capital on favorable terms or at all; and obtaining and maintaining intellectual property protection for gedatolisib and time and expense associated with enforcing our intellectual property rights against third parties, and defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us. See “Risk Factors” in Part I, Item 1A of this Annual Report for additional risks, uncertainties and other factors applicable to us.

SUMMARY OF RISK FACTORS

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in the “Risk Factors” section of Part I, Item 1A of this Annual Report and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making investment decisions regarding our common stock.

●	We have not yet commercialized a pharmaceutical product, and we may never generate revenue or profit;

●	Our inability to raise additional capital on acceptable terms in the future may limit our ability to develop and commercialize our drug candidate, gedatolisib;

●	Future financing activities could dilute the percentage ownership of our stockholders and could cause our stock price to fall, or could result in operating or other restrictions;

●	We are dependent on our ability to attract and retain key personnel;

●	Changes to trade policy, including new or increased tariffs and changing import and export regulations, could have a material adverse effect on our business, results of operations and financial condition;

●	Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations;

●	Our near-term revenue prospects depend on the success of our initial drug product, gedatolisib. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, gedatolisib, or if we experience delays in doing so, including supply chain interruptions, our business will be materially and adversely impacted;

●	We were not involved in the early development of gedatolisib, so we are dependent on third parties having accurately generated, collected, interpreted and reported data from certain preclinical and clinical trials;

●	We have not yet successfully completed any registrational clinical trials, and we may be unable to do so for any drug candidates we may develop;

●	The successful development of our products is highly uncertain;

●	If we encounter difficulties enrolling patients in any of our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;

●	Interim, topline and preliminary data from our clinical studies that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data;

●	We face significant competition from other pharmaceutical companies;

●	For a new drug to be approved for marketing, the FDA and other regulatory authorities must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with fulvestrant and with or without palbociclib, or gedatolisib in combination with fulvestrant plus a CDK4/6 inhibitor, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval;

●	We must navigate lengthy, uncertain, and expensive regulatory approval processes to be able to market our products in the U.S. and other jurisdictions;

●	We depend on intellectual property licensed from Pfizer for our lead product candidate, gedatolisib, and termination of this license could result in the loss of significant rights, which would materially and adversely impact our business;

●	If we fail to comply with our obligations under our patent license with Pfizer, we could lose certain license rights that are important to our business;

●	If we are unable to obtain and maintain intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired;

●	We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials and to formulate, manufacture and distribute our drug product. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for, or commercialize, any potential product candidates;

●	We may encounter difficulties in scaling production of, commercializing, marketing and distributing our products, including in hiring and retaining a qualified sales force.

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

We are a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. Our lead therapeutic candidate is gedatolisib, a kinase inhibitor of the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”) pathway that binds to all class I PI3K isoforms and the mTOR complexes, mTORC1 and mTORC2. By targeting all class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PI3K/AKT/mTOR (“PAM”) pathway. Its mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3Kα, AKT, or mTORC1 alone or together. Our Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant, with or without palbociclib, in patients with hormone receptor-positive (HR+), human epidermal growth factor receptor 2-negative (HER2-) (“HR+/HER2-”) advanced breast cancer (“ABC”) has completed enrollment and reported detailed results for cohort 1, patients with PIK3CA wild-type (“WT”) tumors, and has completed enrollment of cohort 2, patients with PIK3CA mutant-type (“MT”) tumors. Our Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a cyclin-dependent kinase (“CDK”) 4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- ABC is ongoing. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer (“mCRPC”), is ongoing.

In January 2022, gedatolisib was granted Fast Track designation for the treatment of patients with HR+/HER2- ABC after progression on CDK4/6 therapy. Fast Track designation is granted by the FDA for products that are intended for the treatment of serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need.

In July 2022, gedatolisib was granted Breakthrough Therapy designation for HR+/HER2- ABC after progression on CDK4/6 therapy. Breakthrough Therapy designation is granted by the FDA to expedite the development and regulatory review of an investigational medicine that is intended to treat a serious or life-threatening condition. The criteria for Breakthrough Therapy designation requires preliminary clinical evidence that demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy.

In December 2022, we dosed the first patient in our Phase 3, open-label, randomized, two-part clinical trial, VIKTORIA-1. This trial is evaluating the efficacy and safety of gedatolisib in combination with fulvestrant, with and without palbociclib, in adults with HR+/HER2- ABC who have received prior treatment with a CDK4/6 inhibitor in combination with an aromatase inhibitor. Two studies based on PIK3CA mutation status are included in the trial. According to confirmed PIK3CA mutation status, patients were manually assigned either to a cohort evaluating patients who have PIK3CA WT tumors or to a cohort evaluating patients who have PIK3CA MT tumors. The two cohorts were randomized separately. The cohort evaluating PIK3CA WT patients reported detailed study results in the third and fourth quarters of 2025. The cohort evaluating patients with PIK3CA MT tumors has completed enrollment, and topline data is expected to be available in the second quarter of 2026.

In February 2024, we dosed our first patient in our Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with mCRPC. Initial preliminary data for the Phase 1 portion of the trial were reported in the fourth quarter of 2025.

During the third quarter of 2024, we commenced site selection and activation activities to support a Phase 3, open-label, randomized clinical trial, VIKTORIA-2, designed to evaluate the efficacy and safety of gedatolisib plus a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with HR+/HER2- endocrine treatment resistant ABC. The first patient was dosed in July 2025. For the CDK4/6 inhibitor, investigators may choose either ribociclib or palbociclib. This multi-center, international trial enrolled 35 evaluable subjects in the safety run-in portion of the study to evaluate the safety of gedatolisib when combined with ribociclib and fulvestrant. The safety run-in was completed in the first quarter of 2026. In the Phase 3 portion of the study, approximately 638 subjects are expected to be randomized and assigned to Cohort 1 (PIK3CA WT) or Cohort 2 (PIK3CA MT) based on their PIK3CA status. Subjects in each cohort are expected to be randomized on a 1:1 basis to either Arm A (gedatolisib with fulvestrant and ribociclib or palbociclib) or Arm B (fulvestrant and ribociclib or palbociclib). We intend to provide an update on our final Phase 3 study design in the second quarter of 2026. It is expected that approximately 200 clinical sites across North America, Europe, and Asia-Pacific will participate, including many sites included in the VIKTORIA-1 clinical trial.

In August 2025, the FDA granted our request to submit our NDA for gedatolisib under the FDA’s Real-Time Oncology Review (“RTOR”) program based on data from the PIK3CA WT cohort of the Phase 3 VIKTORIA-1 clinical trial. We made our first NDA pre-submission in September 2025 and completed our submission of the NDA in November 2025. The FDA accepted our NDA on January 16, 2026, designating it for Priority Review, with a target user fee goal date of July 17, 2026, pursuant to the Prescription Drug User Fee Act (“PDUFA”) VII.

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

Gedatolisib

By inhibiting multiple components of the PAM pathway, gedatolisib can overcome adaptive resistance mechanisms that inhibitors of single PI3K/AKT/mTOR components do not address. As a result, we believe gedatolisib offers distinct advantages over currently approved and investigational therapies that target PI3Kα, AKT or mTORC1 alone or together.

●	Overcomes limitations of therapies that only inhibit a single class I PI3K isoform, AKT, or one mTOR kinase complex.

Gedatolisib is a pan-class I isoform PI3K inhibitor with low nanomolar potency for the p110α, p110β, p110γ, and p110δ isoforms and the mTORC1 and mTORC2 complexes. By targeting all class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PAM pathway. Each PI3K isoform and mTOR complex is known to preferentially affect different signal transduction events that involve tumor cell survival, depending upon the aberrations associated with the linked pathway. When a therapy only inhibits a single class I PI3K isoform (e.g., alpelisib, a PI3Kα inhibitor), AKT (e.g., capivasertib, an AKT inhibitor) or only one mTOR kinase complex (e.g., everolimus, an mTORC1 inhibitor), numerous feedforward and feedback loops between the PI3K isoforms and mTOR complexes cross-activate the uninhibited sub-units. This, in turn, induces compensatory resistance that reduces the efficacy of isoform specific PI3Kα, AKT, or mTORC1 kinase inhibitors. Inhibiting all four PI3K isoforms and both the mTORC1 and mTORC2 complexes, as getatolisib does, thus prevents the confounding effect of isoform interaction that may occur with isoform-specific PI3K inhibitors and the confounding interaction between PI3K isoforms, AKT, and mTOR.

To compare the functional effect of inhibiting single versus multiple PAM pathway components, we evaluated gedatolisib, and component-selective inhibitors for PI3Kα (alpelisib), AKT (capivasertib) and mTORC1 (everolimus) in a panel of breast cancer cell lines using a live cell proliferation rate dose response analysis. The results of this analysis are presented in the table below.

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

Source: Rossetti S. et.al., npj Breast Cancer, 2024

On average, gedatolisib was at least 300-fold more potent on average than the single component PAM inhibitors analyzed and only gedatolisib induced a significant cytotoxic effect. In addition, gedatolisib’s potency and efficacy was comparable in cell lines with and without PIK3CA mutations, in contrast to the single component PAM inhibitors.

●	Better tolerated by patients than oral PI3K and mTOR drugs.

Gedatolisib is administered intravenously (“IV”) on a four-week cycle of once a week for three weeks, then one week off, in contrast to the orally administered pan-PI3K or dual PI3K/mTOR inhibitors that are no longer being clinically developed. Oral pan-PI3K or PI3K/mTOR inhibitors have repeatably been found to induce significant side effects that were not well tolerated by patients. This typically leads to a high proportion of patients requiring dose reductions or treatment discontinuation. The challenging toxicity profile of these drug candidates ultimately played a significant role in the decisions to halt their development, despite showing promising efficacy. By contrast, gedatolisib’s comprehensive inhibition of the PAM pathway at low nanomolar potency, IV route of administration, and pharmacokinetic properties enables it to achieve optimal anti-proliferative effects on tumor cells without inducing the levels of hyperglycemia, rash, and diarrhea typically associated with oral single-component inhibitors of the PAM pathway.

Isoform-specific PI3K or mTORC1 inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with single-component PAM inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis still leads to challenging toxicities. The experience with the FDA approved oral PI3Kα inhibitor, alpelisib, and mTORC1 inhibitor, everolimus, illustrates the challenge. In their Phase 3 pivotal trials, alpelisib and everolimus were found to induce hyperglycemia in 79% and 69% of patients evaluated, respectively. In addition, 26% and 24% of patients discontinued alpelisib and everolimus, respectively, due to treatment related adverse events. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 9% discontinued treatment.

Clinical Development

As of December 31, 2025, 1,127 patients and healthy volunteers have received gedatolisib in 12 completed or ongoing clinical trials. Of these, 123 patients with solid tumors were treated with gedatolisib as a single agent in two clinical trials, 36 healthy volunteers were treated in two clinical trials, and the remaining 968 patients received gedatolisib in combination with other anti-cancer agents in eight clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in 10 investigator sponsored clinical trials.

Breast Cancer Program

Breast cancer is the most prevalent cancer in women, accounting for 30% of all female cancers and 7% of cancer-related deaths in the United States. The National Cancer Institute estimated that approximately 316,950 new cases of breast cancer would be diagnosed in the United States in 2025, and approximately 42,170 breast cancer patients would die of the disease.

Four different breast cancer subtypes are currently identified using molecular tests that determine the level of HR and HER2 expression. The most common subtype of ABC is HR+/HER2-. Approximately 70% of all breast cancer tumors express the estrogen receptor (“ER”), which, upon activation, regulates the expression of various genes involved in tumor proliferation. Despite progress in treatment strategies, HR+/HER2- advanced or metastatic breast cancer remains an incurable disease, with a median overall survival (OS) of three years and a five-year survival rate of 34%.

Three different classes of targeted therapies are currently used to treat HR+/HER2- tumors: endocrine-based therapies, CDK4/6 inhibitors, and PAM inhibitors. Each of the CDK4/6 inhibitors and PAM inhibitors are generally used to respond to the related mechanisms of resistance to endocrine therapy, namely, activation of the CDK4/6 and PAM pathways.

Nearly 80% of breast cancers have direct or indirect activation of the PAM pathway. The upregulation of the PAM pathway promotes hormone-dependent and independent ER transcriptional activity, which contributes to endocrine resistance, leading to tumor cell growth, survival, motility, and metabolism. Clinical studies have demonstrated that PAM inhibition can restore sensitivity to endocrine therapy (ET).

Additionally, the PAM pathway, like other mitogenic pathways, can also promote the activities of cyclin D and CDK4/6 to drive proliferative cell cycling. The available evidence indicates that resistance to CDK4/6 inhibition in patients with HR+/HER2- ABC is a transient adaptive mechanism, most likely involving the PAM pathway. This data indicates that CDK4/6 signaling may be restored in CDK4/6 resistant tumors when PAM inhibitors are applied. Thus, continuing CDK4/6 inhibitor treatment in combination with a PAM inhibitor in patients who progressed on their prior CDK4/6 inhibitor, would both blockade the potentially reactivated CDK4/6 pathway and prevent adaptive activation of the PAM pathway. This suggests the limited efficacy induced by current standard-of-care (SOC) therapies in patients who have progressed on a CDK4/6 therapy reflects the mechanistic inadequacy of relying on partial PAM inhibition (e.g., alpelisib or everolimus) and no CDK4/6 inhibition to address this complex disease mechanism.

We believe the complex connection between the PAM and CDK4/6 pathways can potentially enable gedatolisib to adaptively reactivate CDK4/6 signaling that reportedly occurs in CDK4/6 resistant tumors when the PAM pathway is comprehensively inhibited. By re-activating CDK4/6 signaling, we believe gedatolisib can restore the therapeutic effect of CDK4/6 inhibition when it is combined with a CDK4/6 inhibitor. The contributory effect of a CDK4/6 inhibitor when combined with gedatolisib would thus largely reflect the interaction between the two therapies that gedatolisib initiates.

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

Source: Layman SABCS 2021

Clinical Experience with Gedatolisib in Breast Cancer

The favorability of preliminary results from a Phase 1b clinical trial (B2151009, further described below) which evaluated 138 patients with HR+/HER2- ABC led us to focus our initial clinical development program on ABC.

On January 13, 2022, gedatolisib was granted Fast Track designation for the treatment of patients with HR+/HER2- ABC after progression on CDK4/6 therapy. Fast Track designation is granted by the FDA for products that are intended for the treatment of serious or life-threatening diseases or conditions and which demonstrate the potential to address an unmet medical need. The designation offers the opportunity for frequent interactions with the FDA to discuss the drug’s development plan and to ensure collection of appropriate data needed to support drug approval, as well as eligibility for rolling submission of an NDA.

On July 18, 2022, gedatolisib was granted Breakthrough Therapy designation for HR+/HER2- ABC after progression on CDK4/6 therapy. Breakthrough Therapy designation is granted by the FDA to expedite the development and regulatory review of an investigational medicine that is intended to treat a serious or life-threatening condition. The criteria for Breakthrough Therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapies. The benefits of Breakthrough Therapy designation include more intensive guidance from the FDA on an efficient development program, access to a scientific liaison to help accelerate review time, and potential eligibility for Priority Review if relevant criteria are met. Our breakthrough application was supported by data from a Phase 1b clinical trial that assessed the safety, tolerability and clinical activity of gedatolisib in combination with palbociclib and fulvestrant in patients with HR+/HER2- ABC whose disease progressed during treatment with a CDK4/6 therapy and an aromatase inhibitor.

Phase 3 HR+/HER2- ABC Clinical Trial (VIKTORIA-1)

In 2022, we initiated VIKTORIA-1, a Phase 3, open-label, randomized clinical trial to evaluate the efficacy and safety of gedatolisib in combination with fulvestrant with or without palbociclib in adults with HR+/HER2- ABC whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor. This multi-center, international trial has completed enrollment of 754 subjects at nearly 200 clinical sites across North America, Europe, Latin America, and Asia-Pacific. The first patient was dosed in December 2022.

The clinical trial is separately evaluating subjects according to their PIK3CA status.

●	Subjects who meet eligibility criteria and do not have confirmed PIK3CA mutations (i.e., WT) were randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). During the fourth quarter of 2024, we achieved our enrollment goal of 351 subjects who are PIK3CA WT. We reported topline data and detailed results for this group in the third and fourth quarters of 2025, as described below.

●	Subjects who meet eligibility criteria and have PIK3CA mutations (i.e., MT) were randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Enrollment of up to 350 subjects who are PIK3CA MT is ongoing. We expect topline data for this group to be available in the second quarter of 2026.

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

On July 28, 2025, we announced topline data from the PIK3CA WT cohort of the VIKTORIA-1 clinical trial and on October 18, 2025, at the European Society of Medical Oncology (“ESMO”) congress, additional efficacy and safety results from this cohort were presented. The key efficacy and safety data from the PIK3CA WT cohort showed:

●	The gedatolisib triplet (gedatolisib, fulvestrant and palbociclib) demonstrated a statistically significant and clinically meaningful improvement in PFS among patients, reducing the risk of disease progression or death by 76% compared to fulvestrant (based on a hazard ratio [HR] of 0.24, 95% confidence interval [CI] 0.17-0.35; p<0.0001). The median PFS, as assessed by BICR, was 9.3 months with the gedatolisib triplet versus 2.0 months with fulvestrant, an incremental improvement of 7.3 months.
●	The gedatolisib doublet (gedatolisib and fulvestrant) also demonstrated a statistically significant and clinically meaningful improvement in PFS among patients, reducing the risk of disease progression or death by 67% compared to fulvestrant (HR of 0.33, 95% CI 0.24-0.48; p<0.0001). The median PFS, as assessed by BICR, was 7.4 months with the gedatolisib doublet versus 2.0 months with fulvestrant, an incremental improvement of 5.4 months.
●	The objective response rate (“ORR”) of the gedatolisib triplet was 31% compared to 1% with fulvestrant and the median duration of response (“DOR”) was 17.5 months. The ORR of the gedatolisib doublet was 28.3% and the median DOR was 12.0 months. The median DOR was not determinable for fulvestrant because there was only one objective response.
●	The gedatolisib triplet and doublet were generally well tolerated in the trial with mostly low-grade treatment-related adverse events (“TRAEs”). The most common Grade 3 TRAEs for the gedatolisib triplet, gedatolisib doublet, and fulvestrant groups included neutropenia (52.3%, 0%, and 0.8% of patients, respectively); stomatitis (19.2%, 12.3%, and 0% of patients, respectively) rash (4.6%, 5.4%, and 0% of patients, respectively); and hyperglycemia (2.3%, 2.3%, and 0% of patients, respectively). The primary Grade 4 TRAEs for the gedatolisib triplet and gedatolisib doublet groups were neutropenia (10.0% and 0.8%, respectively), leukopenia (0.8% in the gedatolisib triplet group) and pneumonitis (0.8% in gedatolisib doublet group). TRAEs led to the discontinuation of study treatment in 2.3% of patients in the gedatolisib triplet group, 3.1% in the gedatolisib doublet group, and 0% in the fulvestrant group.

The detailed results from cohort 1, PIK3CA WT cohort, established several new milestones in the history of drug development for HR+/HER2- ABC:

●	The hazard ratios for the gedatolisib triplet and doublet are more favorable than have ever been reported by any Phase 3 trial for patients with HR+/HER2- ABC.

●	The 7.3- and 5.4-months incremental improvements in median PFS for the gedatolisib triplet and gedatolisib doublet over fulvestrant, respectively, are higher than have ever been reported by any Phase 3 trial for patients with HR+/HER2- ABC receiving at least their second line of therapy.
●	Gedatolisib is the first inhibitor targeting the PAM pathway to demonstrate positive Phase 3 results in patients with HR+/HER2-/PIK3CA WT ABC whose disease progressed on or after treatment with a CDK4/6 inhibitor.
●	The median DOR and incremental ORR improvement relative to control for the gedatolisib triplet and doublet are the highest reported for an endocrine therapy-based regimen in 2L HR+/HER2- ABC.

In December 2025, updated efficacy and safety results from the Phase 3 VIKTORIA-1 PIK3CA WT cohort were presented at the 2025 San Antonio Breast Cancer Symposium including patient sub-group analyses, safety analyses and patient reported outcomes for well-being measures.

●	For patients enrolled in the U.S., Canada, Western Europe, and Asia Pacific, median PFS was 16.6 months with the gedatolisib triplet and 7.1 months with the gedatolisib doublet versus 1.9 months for fulvestrant (HR=0.14; 95% CI: 0.08-0.28; p<0.0001).

●	Both gedatolisib regimens delayed time to definitive deterioration versus fulvestrant according to patient reported outcomes for well-being measures that included mobility, self-care, usual activities, pain/discomfort, and anxiety/depression (the EQ-5D-5L score). The median time to definitive deterioration was 23.7 months (HR=0.39; 95% CI: 0.25-0.67; p = 0.0003) for patients treated with the gedatolisib triplet and not reached for the gedatolisib doublet (HR=0.37; 95% CI: 0.24-0.66; p = 0.0003) versus 4.0 months for fulvestrant. Additionally, for the first eight cycles of treatment, the patients’ assessment of their well-being remained stable relative to their assessment prior to starting treatment with gedatolisib.

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

With these results, the gedatolisib regimens represent a potential new standard of care for patients with HR+/HER2-, PIK3CA WT ABC whose disease progressed on or after treatment with a CDK4/6 inhibitor.

Results from cohort 2 of the VIKTORIA-1 Phase 3 clinical trial, the PIK3CA MT cohort, are expected to be available in the second quarter of 2026.

B2151009 Phase 1b HR+/HER2- ABC Clinical Trial

A Phase 1b dose-finding trial with an expansion portion for safety and efficacy evaluated gedatolisib when added to either the standard doses of palbociclib plus letrozole or palbociclib plus fulvestrant in patients with HR+/HER2- ABC. PI3K mutation status was not used as an eligibility criterion. Patient enrollment for the trial is complete.

A total of 138 patients with HR+/HER2- ABC were dosed in the clinical trial. Four patients from this study continue to receive study treatment, as of December 31, 2025, each of whom has received study treatment for more than six years.

●	35 patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and determine the maximum tolerable dose (“MTD”) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapies. The MTD was determined to be 180 mg administered intravenously once weekly.

●	103 patients were enrolled in one of four expansion arms (A, B, C, D) to determine if the triplet combination of gedatolisib plus palbociclib and letrozole or gedatolisib plus palbociclib and fulvestrant produced a superior objective response (OR), compared to historical control data of the doublet combination (palbociclib plus endocrine therapy). All patients received gedatolisib in combination with standard doses of palbociclib and endocrine therapy (either letrozole or fulvestrant). In Arms A, B, and C, patients received an intravenous dose of 180 mg of gedatolisib once weekly. In Arm D, patients received an intravenous dose of 180 mg of gedatolisib on a four-week cycle of three-weeks-on, one-week-off. Objective response was determined using Response Evaluation Criteria in Solid Tumors v1.0, or RECIST v1.0.

○	Arm A: ABC with progression and no prior endocrine-based systemic therapy or a CDK4/6 inhibitor in the metastatic setting. First-line endocrine-based therapy for advanced disease (CDK4/6 treatment naive).

○	Arm B: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting, with no prior therapy with any CDK inhibitor. Second- or third-line endocrine-based therapy for metastatic disease.

○	Arm C: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for advanced disease.

○	Arm D: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for advanced disease.

●	For the 103 patients enrolled in the expansion portion of the Phase 1b clinical trial, the ORR in aggregate among patients with evaluable tumors was 63%.

●	Best responses, as measured by RECIST v1.0, are shown in the following chart for Arm A (1st line patients) and Arm D (2nd/3rd line patients who received the VIKTORIA-1 Phase 3 trial dosing regimen). The dotted line represents the cutoff for partial response (PR), defined as a 30% reduction from the baseline tumor assessment.

Source: Layman SABCS 2021

●	Safety analysis:

○	For all arms in aggregate, all patients experienced at least one Grade 1 or Grade 2 treatment-emergent adverse event. The Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (63%), stomatitis (27%) and rash (20%). Neutropenia is a known class effect of CDK4/6 inhibitors. Stomatitis was reversible in most patients with a steroidal mouth rinse. All grades of treatment-related adverse events related to hyperglycemia were reported in 22% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in less than 9% of patients.

○	For the patients in Arm D, who received the Phase 3 dosing schedule, Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (67%), leukopenia (22%), and stomatitis (22%). All grades of treatment-related adverse events related to hyperglycemia were reported in 26% of patients; Grade 3 or 4 hyperglycemia were reported in 7% of patients. Gedatolisib was discontinued in 4% of patients.

●	Best overall response data for each arm is presented in the table below:

	Total Expansion Arms (N=103)
	Arm A		Arm B		Arm C		Arm D
Prior Therapy	1L CDKi-naive		2L+ CDKi-naive		2L/3L CDKi-pretreated		2L/3L CDKi-pretreated
n (Full, response evaluable)	31, 27		13,13		32, 28		27, 27
Study Treatment	P + L + G		P + F + G		P + F + G		P + F + G
Gedatolisib schedule	weekly		weekly		weekly		3 wks on/1 wk off
ORR (1) (evaluable)	85%		77%		36%		63%
mPFS (2), mos (range)	48.4 (16.9, NR)		12.9 (7.6, 38.3)		5.1 (3.3, 7.5)		12.9 (7.4, 16.7)
PFS % at 12 mos (2)	72.1%		54.5%		23.6%		53.2%
	WT	MT	WT	MT	WT	MT	WT	MT
PIK3CA status	81%	16%	69%	31%	75%	25%	56%	41%
ORR (evaluable)	81%	100%	78%	75%	25%	63%	60%	73%
PFS at 12 months	74%	60%	50%	67%	22%	29%	49%	60%

(1) ORR represents PR, except in Arm A, which had 1 CR = Complete response. Responses per RECIST 1.1; (2) Includes 2 unconfirmed PR

Abbreviations: 1L = first line, 2L = second line; mos = months; NR = not reached; ORR = objective response rate; PFS = progression free survival

Source: Layman R. et. al, Lancet Oncol., 2024

Additional results from the Phase 1b portion of the clinical trial were presented at the ESMO congress in October 2025. The analyses reported efficacy data from patients who were treated with the same drug regimen being evaluated in the VIKTORIA-1 study, gedatolisib combined with fulvestrant and palbociclib. This included patients from Escalation Arm B and Expansion Arms B, C and D of the Phase 1b study.

As described above, patients in Escalation Arm B and Expansion Arms B and C received a 180 mg dose of gedatolisib once weekly (“weekly dose”). Patients in Expansion Arm D received a 180 mg dose of gedatolisib on days 1, 8, and 15 of a four-week cycle (“intermittent dose”), which is the same dose regimen patients in the VIKTORIA-1 study receive. The proportion of patients who received the intermittent dose of gedatolisib was 37% for those with PIK3CA MT tumors and 25% for those with PIK3CA WT tumors. The proportion of patients who received prior treatment with a CDK4/6 inhibitor was 73% for those with PIK3CA WT tumors, and 71% for those with PIK3CA MT tumors.

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

Table 1: Efficacy Analysis of Phase 1b Patients Treated with Gedatolisib Plus Palbociclib Plus Fulvestrant

	PIK3CA MT		PIK3CA WT
	All	Intermittent Dose	All	Intermittent dose
N	30	11	60	15
Median PFS (months)	14.6	19.7	9.0	9.1
ORR	48%	64%	41%	53%

Phase 3 HR+/HER2- ABC Clinical Trial (VIKTORIA-2)

In July 2025, we dosed the first patient in VIKTORIA-2, a Phase 3, multi-center, open-label, randomized, clinical trial designed to evaluate the efficacy and safety of gedatolisib plus a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with HR+/HER2- endocrine treatment resistant ABC. For the CDK4/6 inhibitor, investigators may choose either ribociclib or palbociclib. This multi-center, international trial enrolled 35 evaluable subjects in the safety run-in portion of the study to evaluate the safety of gedatolisib when combined with ribociclib and fulvestrant. The safety run-in was completed in the first quarter of 2026. In the Phase 3 portion of the study, approximately 638 subjects are expected to be randomized and assigned to Cohort 1 (PIK3CA WT) or Cohort 2 (PIK3CA MT) based on their PIK3CA status. Subjects in each cohort are expected to be randomized on a 1:1 basis to either Arm A (gedatolisib with fulvestrant and ribociclib or palbociclib) or Arm B (fulvestrant and ribociclib or palbociclib). We intend to provide an update on our final Phase 3 study design in the second quarter of 2026. It is expected that approximately 200 clinical sites across North America, Europe, and Asia-Pacific will participate, including many sites included in the VIKTORIA-1 clinical trial.

Prostate Cancer Program

In the United States, prostate cancer is the second leading cause of cancer death in men. Current estimates predict that one in eight men will be diagnosed with prostate cancer in his lifetime. The National Cancer Institute estimated that in 2025 there would be over 313,780 new cases of prostate cancer in the United States and approximately 35,770 deaths from the disease. Although approximately 69% of patients are diagnosed with localized prostate cancer, about 8% of patients present with metastatic disease with a 5-year survival rate of 38%. Androgen deprivation therapy (“ADT”) via medical or surgical castration has been the mainstay treatment for metastatic prostate cancer. However, prostate cancer cells develop resistance to ADT and progress to castration resistance, leading to poor prognosis and a median overall survival of about three to five years.

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

Evidence of gedatolisib’s in vivo activity in prostate cancer was provided in a study evaluating the 22RV-1, PC3, and enzalutamide sensitive model (“C4-2”) prostate cancer xenograft models. As seen in the figures below, gedatolisib induced greater than 80% tumor growth inhibition, regardless of the xenograft model’s sensitivity to the AR inhibitor, enzalutamide and the cell lines’ PTEN or AR status. In addition, gedatolisib combined with enzalutamide induced significantly greater tumor growth inhibition than enzalutamide alone in the C4-2.

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

In the Phase 1b portion of the clinical trial, we enrolled 38 participants randomly assigned to receive 600 mg of darolutamide twice daily combined with either 120 mg of gedatolisib in Arm 1 or 180 mg of gedatolisib in Arm 2. In both arms, gedatolisib was administered once weekly for three weeks, then one week off. Additionally, all patients received prophylactic treatment for stomatitis.

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

On October 18, 2025, at the ESMO congress, we presented updated clinical results for the CELC-G-201 Phase 1b trial based on an August 15, 2025 data cut-off. Among the 38 patients enrolled, 61% had received one line of prior systemic therapy and 39% had received at least two or more lines of prior therapy.

Updated clinical results from the Phase 1 portion of the clinical trial were presented at the ESMO congress in October 2025. The Phase 1 data set utilized an August 15, 2025 data cut-off. Median duration of follow-up was 9.0 months.

The six-month rPFS rate and median rPFS for patients from both arms combined was 67% and 9.1 months, respectively. For patients treated with 120 mg gedatolisib, the six-month rPFS rate was 74% and median rPFS was 9.5 months. For patients treated with 180 mg gedatolisib, the six-month rPFS rate was 61% and the median rPFS was 7.4 months.

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

In the amended Phase 1/1b portion of the clinical trial, up to six patients are planned to be enrolled in each of three arms and treated with different doses. Upon completion of Phase 1, up to an additional 40 patients will be randomly assigned to up to four Phase 1b cohorts to determine the RP2D. Dose levels will be selected based on the results from the Phase 1 clinical trial. In the Phase 2 dose expansion study, which will include subjects from the Phase 1/1b clinical trial, up to 18 additional subjects will be enrolled to achieve a total of approximately 30 subjects treated with the RP2D. All patients will also receive standard doses of darolutamide.

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

Key efficacy and safety results, as presented at the American Society of Clinical Oncology meeting in June 2025, showed:

●	The ORR among all patients enrolled was 43%.
●	Median PFS was 6.0 months (95% CI, 5.0-7.7).
●	Median overall survival was 24.7 months (95% CI; 17.3-NA).
●	No patients discontinued gedatolisib due to a treatment-related AE.
●	One (2.3%) patient experienced Grade 3 hyperglycemia.

An investigator sponsored trial has been initiated in collaboration with the Dana-Farber Cancer Institute and Massachusetts General Hospital to evaluate gedatolisib in combination with abemaciclib and letrozole in patients with endometrial cancer.

Pfizer Gedatolisib License Agreement

In April 2021, we entered into a license agreement (the “Gedatolisib License Agreement”) with Pfizer pursuant to which we acquired exclusive (including as to Pfizer) worldwide sublicensable rights to research, develop, manufacture, and commercialize gedatolisib for the treatment, diagnosis and prevention of all diseases. Pursuant to the Gedatolisib License Agreement, we are obligated to use commercially reasonable efforts to develop and seek regulatory approval for at least one product in the U.S. and if regulatory approval is obtained, to commercialize such product in the U.S. and at least one international major market.

We paid Pfizer a $5.0 million upfront fee upon execution of the Gedatolisib License Agreement and issued 349,406 shares of our common stock to Pfizer pursuant to an Equity Grant Agreement. We are also required to make milestone payments to Pfizer upon achievement of certain development and commercial milestone events, including a $5.0 million milestone payment we made in January 2026 following FDA acceptance of our NDA submission, up to an aggregate of $335.0 million. We will pay Pfizer tiered royalties on sales of gedatolisib at percentages ranging from the low to mid-teens, that may be subject to deductions for expiration of valid claims, amounts due under third-party licenses and generic competition. Unless earlier terminated, the Gedatolisib License Agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (a) 12 years following the date of First Commercial Sale of such Product in such country, (b) the expiration of all regulatory or data exclusivity in such country for such Product, or (c) the date upon which the manufacture, use, sale, offer for sale or importation of such Product in such country would no longer infringe, but for the license granted herein, a Valid Claim of a Licensed Patent Right. Capitalized terms in this paragraph have the meanings set forth in the Gedatolisib License Agreement.

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

Formulation, Manufacturing and Distribution

We rely on third parties to formulate, manufacture and distribute gedatolisib. We have entered into agreements with contract manufacturing organizations (“CMOs”) to produce the drug substance gedatolisib and formulate, produce and package finished drug product for clinical use and, if approved, commercial supply. We have entered into agreements with distributors and a third-party logistics provider (“3PL”) to distribute finished product for clinical use and, if approved, commercial supply. We require all of our CMOs, distributors, and our 3PL to conduct manufacturing and distribution activities in compliance with applicable laws, including current good manufacturing practice (“cGMP”) and current good distribution practice, requirements. We anticipate that these CMOs, distributors, and 3PL will have the capacity to support both clinical- and commercial-scale production and distribution. We may also elect to enter into agreements with other CMOs to formulate and manufacture supplies of drug substance and finished drug product.

Sales and Marketing

If any of our product candidates are approved, we intend to market and commercialize them in the U.S. and select international markets, either alone or in partnership with others. Cancer patients are primarily treated by medical, surgical, or radiation oncologists, and we believe these physicians, and the multi-disciplinary teams surrounding them, including nurses, advanced practitioners, and pharmacists, can be reached with a targeted sales force.

Competition for Gedatolisib

The pharmaceutical industry is characterized by rapid evolution of technologies and intense competition. We face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with approved treatment options, including off-label therapies, and new therapies that may become available in the future. Key considerations that would impact our ability to effectively compete with other therapies include the efficacy, safety, method of administration, cost, level of promotional activity, and intellectual property protection of our products. Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products.

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

Market Opportunity

Based on our analysis of published epidemiological data, we estimate that approximately 37,000 patients in the U.S. have HR+/HER2- ABC who have progressed after a CDK4/6 inhibitor. If gedatolisib ultimately receives FDA approval for the treatment of both PIK3CA WT and PIK3CA MT populations, using internal duration of treatment estimates and pricing assumptions consistent with currently available novel therapeutics for breast cancer, we estimate the total addressable market for gedatolisib in the second-line setting is more than $5.0 billion. Given the significant penetration our research is suggesting we can achieve, we believe it is reasonable to estimate that a second-line indication for gedatolisib could potentially generate peak revenue of up to $2.5 billion annually.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We plan to protect our proprietary positions using a variety of methods, which include obtaining U.S. and foreign patents related to our inventions and improvements, and prosecuting additional U.S. and foreign patents that we determine are important to the development and implementation of our business. For example, we, directly and via our licensors, currently have, or are pursuing, patents covering the composition of matter, formulation, and methods of using our drug product candidates and we plan to pursue additional patent protection as appropriate. We also rely on trade secrets, trademarks, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

Gedatolisib Patents

We entered into the Gedatolisib License Agreement with Pfizer in April 2021, pursuant to which we acquired exclusive worldwide rights under Pfizer patents and know-how to develop, manufacture and commercialize gedatolisib. We have an exclusive license under the Gedatolisib License Agreement to patent rights in the U.S. and numerous foreign jurisdictions relating to gedatolisib, in addition to our own patents. The patent rights we own or which we have in-licensed under the Gedatolisib License Agreement include 13 granted patents in the U.S. and more than 297 patents granted in numerous foreign jurisdictions. A U.S. patent covering gedatolisib as a composition of matter has a statutory expiration date in December 2029 (including 209 days of Patent Term Adjustment), a U.S. patent that covers the cyclodextrin formulation of gedatolisib that is currently used in our clinical trials expires in January 2041 (including 578 days of Patent Term Adjustment), and a U.S. patent that covers the method of using gedatolisib in breast cancer expires in August 2042 (including 37 days of Patent Term Adjustment), not including any Patent Term Extension that may be awarded by the U.S. Patent and Trademark Office (“USPTO”), and relevant foreign counterparts. Issued patents will, as appropriate, be listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”).

Product Trademark

We have applied for trademark protection for our preferred commercial product tradename, and the USPTO has allowed the tradename for registration. The FDA has conditionally approved the use of this tradename subject to the FDA’s approval of our NDA.

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

Government Regulation

Approval of Gedatolisib and Other Drug Products

Government authorities in the U.S. at the federal, state and local level and in other countries and jurisdictions, including the EU, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products, such as gedatolisib and other drugs that may be used in combination with, or compete with, gedatolisib. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority and submitted for review and approved by the regulatory authority. The regulatory approval process is time-consuming and requires significant capital expenditures.

U.S. Approval Process

Overview of FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

●	completion of nonclinical laboratory tests, animal studies and formulation studies according to good laboratory practices (“GLPs”), or other applicable regulations;

●	submission to the FDA of an application for an investigational new drug application (“IND”), which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practices (“cGCPs”), to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of an NDA for a new drug;

●	satisfactory completion of an FDA pre-approval inspection (“PAI”) of the manufacturing facility or facilities where the drug is produced to assess compliance with the FDA cGMPs, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	FDA Bioresearch Monitoring (“BIMO”) inspections of the nonclinical and clinical trial sites that generated the data in support of the NDA; and

●	FDA acceptance, review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Preclinical and Clinical Stages

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of an IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

The clinical stage of development involves the administration of the investigational product to healthy volunteers or disease-affected patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with cGCPs. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of an IND. Furthermore, each clinical trial must be reviewed and approved by an Institutional Review Board (“IRB”), for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also monitors the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

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

FDA Review and Approval Process

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. Prior to granting approval of the NDA, which is required before marketing of the product may begin in the U.S., the FDA must determine whether to accept the submission and, thereafter, conduct an in-depth review. This process may take a year or more. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of an NDA to the FDA, absent an applicable application user fee waiver, is subject to a substantial application user fee, currently $4,682,003 for Fiscal Year 2026, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees for eligible products, which are currently $442,213 for Fiscal Year 2026. As a company with fewer than 500 employees submitting its first NDA, we have qualified for the application fee waiver.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically conduct a BIMO inspection, including inspecting one or more clinical sites to assure compliance with cGCPs. Additionally, the FDA will conduct a PAI of the facility or the facilities at which the finished drug is manufactured to assure compliance with cGMP. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter (“CRL”). A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two to six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”), to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

U.S. Marketing Exclusivity

Upon NDA approval of a new chemical entity (“NCE”), which is a drug (i.e., gedatolisib) that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot accept any Abbreviated New Drug Application (“ANDA”), seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed with the ANDA. If there is no listed patent in the Orange Book, no ANDA may be filed before the expiration of the exclusivity period. If approved, we expect to receive five-year NCE exclusivity for gedatolisib.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply to the USPTO for up to a five-year patent term extension (“PTE”) for one patent. The allowable PTE is calculated as half of the drug’s testing phase—the time between IND and NDA submission—and all of the review phase—the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the USPTO, in coordination with the FDA, determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from NDA approval. We intend to seek five-year PTE should the FDA approve our NDA for gedatolisib.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Fast Track Designation

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. Gedatolisib has received Fast Track designation from the FDA.

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

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees if not waived. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy Designation

Breakthrough Therapy designation by the FDA provides more extensive development consultation opportunities with FDA senior staff, allows for the rolling review of the drug’s application for approval and indicates that the product could be eligible for Priority Review if supported by clinical data at the time of application submission for drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Breakthrough Therapy concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request. Gedatolisib received Breakthrough Therapy designation.

Real-Time Oncology Review (“RTOR”)

RTOR is an FDA review program within the Oncology Center of Excellence that allows sponsors to submit key sections of an oncology NDA on a rolling basis. The intent of RTOR is to start FDA review earlier, improve efficiency, and potentially shorten overall NDA review times. On August 27, 2025, the FDA granted our request to submit our NDA on a rolling basis via the RTOR program.

Priority Review

FDA Priority Review is a designation by the FDA that shortens the review timeline for certain marketing applications, including NDAs. Priority Review reduces the FDA’s PDUFA goal review time from the standard 10 months to six months. The FDA grants Priority Review if the NDA is for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness over available therapies. On January 16, 2026, the FDA accepted our NDA and awarded Priority Review, with a PDUFA goal date of July 17, 2026.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration at www.clinicaltrials.gov. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

The Clinical Trials Regulation (EU) No 536/2014 came into effect in 2022. The Clinical Trials Regulation is directly applicable in all the EU Member States, and repealed the Clinical Trials Directive 2001/20/EC. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the Clinical Trial Information System; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

To obtain a marketing authorization of a drug in the EU, we may submit Marketing Authorisation Applications (“MAA”), either under the so-called centralized or national authorization procedures.

Centralized Procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency (the “EMA”), that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (the “CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

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

Under the above-described procedures, before granting an MAA, the EMA or the competent authorities of the Member States of the European Economic Area (the “EEA”), assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which, among other things, requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program. Gedatolisib, if approved, will be subject to these provisions of the IRA, and we have taken these provisions into account when developing our business strategy, operations, and our projected financial condition and results. In addition, changes to the Medicaid program or the federal 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities, could have a material impact on our business following commercialization. We expect to see continued focus by Congress and the Trump Administration on regulating drug pricing, which could result in legislative and regulatory changes designed to control costs.

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

Other Healthcare Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including CMS, the HHS Office of Inspector General and HHS Office for Civil Rights, other divisions of the HHS, the Department of Justice, and state regulatory bodies including Boards of Pharmacy and Price Transparency Boards.

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

The U.S. federal Anti-Kickback Statute (the “AKS”) prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. A person does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation of the AKS.

Moreover, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. This could apply even if we are not submitting claims directly to payors as would be the case with sales of drug products.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers, and their ownership and investment interests. The Affordable Care Act, imposed, among other things, annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” to these providers. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Although we are not a “covered entity” and we would not be considered a “business associate” in the normal course of our business and therefore not regulated by HIPAA, our business frequently interacts with covered entities and business associates who are subject to HIPAA. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. See “International Data Collection” below for a discussion of data privacy and security enactments of the EU.

At the state level, the California Consumer Privacy Act, as amended and expanded by the California Privacy Rights Act (collectively, the “CCPA”), imposes data protection obligations on certain businesses. Although we are not currently regulated by any comprehensive state privacy law, we expect we will be regulated by such laws in the future as our business develops. While there are certain limited exceptions under the CCPA for clinical trial data and other health data that would apply to us, these regulations exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information, which causes us to incur compliance costs. Privacy legislation similar to the CCPA has been adopted in many other U.S. states, and regulation of the collection, use, and disclosure of personal information remains a common focus of state legislation.

States and foreign jurisdictions also have fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services. Some state laws also require pharmaceutical companies to comply with the brand pharmaceutical industry’s voluntary compliance guidelines (i.e., the PhRMA Code) and the relevant federal government compliance guidances, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing.

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

International Data Collection

Our contract research organizations (“CROs”) and clinical investigators involved in our clinical trials may collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, “process”) personal data as defined in data protection laws, from individuals residing outside the U.S. Accordingly, we are subject to numerous foreign privacy and security laws regulating the collection, use, safeguarding, transfer and other processing of personal data.

Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, in the EU/EEA, we are subject to the EU General Data Protection Regulation (the “EU GDPR”), and associated Data Protection Legislation, which govern the collection and use of personal data as it pertains to individuals residing in the EU/EEA. This legislation imposes several requirements, including, but not limited to: providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, processing personal data only under one of the six lawful bases for processing, managing contractual relationships with vendors and other third parties, and notifying the appointment of a data protection officer to the relevant EU/EEA competent national data protection authorities. The EU GDPR also imposes strict rules on the transfer of personal data outside of the EU/EEA. Personal data transferred to a jurisdiction outside the EU/EEA that does not provide adequate protection for personal data (an “adequate jurisdiction”) must be protected by standard contractual clauses (a standard form of contract approved by the European Commission). Currently, the U.S. is only an adequate jurisdiction for companies that certify to the EU-U.S. Data Privacy Framework. As we are not certified to the EU-U.S. Data Privacy Framework, we must rely on standard contractual clauses and other Article 45 protections when transferring personal data from the EU/EEA to the U.S. Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The EU GDPR also confers a private right of action in some circumstances on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. We have incurred, and expect to continue to incur, compliance expenses in connection with the EU GDPR. If we are found to be in violation of the EU GDPR, our product development timeline may be affected, which would potentially affect our ability to generate revenue and might impact our competitive position.

Further, following the withdrawal of the United Kingdom from the EU, we have to comply with the GDPR as implemented in the United Kingdom (the “UK GDPR”). The UK GDPR penalty structure mirrors the EU GDPR and has the ability to fine up to the greater of €20 million/£17 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from European Union member states to the United Kingdom without additional safeguards. However, the framework for transfer of personal data from the UK to jurisdictions outside the UK, EU, or EEA is different from the EU GDPR. The UK has implemented its own standard contractual clauses to protect UK personal data transferred to countries that are not adequate jurisdictions.

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

Other Regulatory Requirements

Our operations use small amounts of hazardous materials in research and development and generate regulated medical waste in the normal course of performing our laboratory tests. This subjects us to a variety of federal, state and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. We could be held liable for damages and fines as a result of our, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. We cannot predict how changes in laws or development of new regulations will affect our business operations or the cost of compliance.

Corporate History

We were organized as a Minnesota limited liability company in 2011 and commenced operations in 2012. On September 15, 2017, we converted from a Minnesota limited liability company into a Delaware corporation and changed our name from Celcuity LLC to Celcuity Inc.

Employees and Labor Relations

As of December 31, 2025, we had 155 full-time employees, most of which were engaged in research and development activities, though hiring employees in preparation for anticipated commercial launch has begun. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2025, our voluntary turnover rate was approximately 4%.

Information About Our Executive Officers

The following table sets forth information concerning our executive officers.

Name	Age	Position
Brian F. Sullivan	64	Chief Executive Officer and Chairman of the Board
Lance G. Laing, Ph.D.	64	Chief Science Officer, Vice President, Secretary and Director
Vicky Hahne	59	Chief Financial Officer

Brian F. Sullivan is our co-founder and has served as Chairman of the Board and Chief Executive Officer since we commenced operations in 2012. Mr. Sullivan has over 30 years of experience founding and building successful, high-growth technology companies. He was Chairman and CEO of SterilMed, a medical device reprocessing company, from 2003, when he led an investment group to acquire a majority interest, until its sale to Ethicon Endo-Surgery Inc., a Johnson & Johnson company, for $330 million in 2011. Previously, he was co-founder and Chief Executive Officer of Recovery Engineering, a filtration company, which he took public and subsequently sold to Procter & Gamble for $265 million in 1999. Mr. Sullivan previously served on the board of directors of two publicly-held companies, Entegris, Inc. and Virtual Radiologic Inc. Mr. Sullivan has received nine U.S. patents and has several patents pending. He graduated magna cum laude with distinction from Harvard College with an A.B. in economics.

Lance G. Laing, Ph.D. is our co-Founder and has served as Chief Science Officer, Vice President, Secretary and a director since we commenced operations in 2012. Dr. Laing’s career spans more than 20 years in drug discovery research and technology development. He received his doctorate in biophysics and biochemistry from The Johns Hopkins University and completed a National Institutes of Health post-doctoral fellowship at Washington University Medical School in biophysics. He has received 27 U.S. patents and has several U.S. patents pending. His drug discovery research career began at Scriptgen/Anadys Pharmaceuticals (purchased by Novartis), where he worked under Professor Peter Kim. He also was Director of Chemistry and Bioapplications and Director of Detection Product Development for two companies that each developed instruments similar to those used by Celcuity. His work at these two instrument companies gave him unique expertise and experience in developing a variety of patented applications for these instruments. Most recently, he served as an executive director for an international drug discovery and development company.

Vicky Hahne joined as our Chief Financial Officer in July 2017. She has more than 25 years of financial leadership experience, including the most recent 20 years in the healthcare industry. Prior to joining Celcuity, Ms. Hahne served as Controller of Respiratory Technologies Inc., a medical device manufacturer, from 2015 to 2017. While at Respiratory Technologies, she played a key role in the due diligence process to sell the company to Koninklijke Philips. In 2014, she served as Controller for Ability Network Inc., a healthcare information technology company. From 2007 to 2012, Ms. Hahne served as Controller of SterilMed Inc., a medical device reprocessing company, where she was significantly involved in the sale of the company to Johnson & Johnson. Prior to these roles, Ms. Hahne held several senior financial positions at SimonDelivers Inc., including Chief Financial Officer. Ms. Hahne has extensive experience in early stage, high growth companies with responsibilities including financial controls and stewardship, financial analysis, mergers and acquisitions, building infrastructure and systems. She received a B.S. degree in Finance and Accounting from Northern State University and received her CPA certificate in 1990.

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

Risks Relating to Our Business

We have not yet commercialized a pharmaceutical product, and we may never generate revenue or profit.

We are a clinical-stage biotechnology company that commenced activities in January 2012. We have not yet commercialized a pharmaceutical product, and our commercial business plan has not been tested. Since inception, we have had no revenue and have incurred significant operating losses. We have financed our operations primarily through private placements and registered offerings of our equity securities, unsecured convertible notes, and borrowings under loan agreements. To generate revenue and become and remain profitable, we need to successfully complete our existing clinical trials and develop, obtain regulatory approval for, and commercialize gedatolisib pursuant to our license agreement with Pfizer. We must also build operational and financial infrastructure to support commercial operations, train and manage employees, and market and sell our anticipated drug product, if approved.

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

We may require additional capital to finance operating expenses and capital expenditures in the future as we prepare to launch, and if we launch, gedatolisib, and expand our infrastructure, commercial operations and research and development activities. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more research and development programs or selling and marketing initiatives. In addition, we may have to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to our company.

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

We may be exposed to the risk of product liability claims that is inherent in the pharmaceutical industry. A product liability claim may damage our reputation by raising questions about our product’s safety and could limit our ability to sell our product. In addition, product liability insurance for the pharmaceutical industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms for any product we bring to market. Further, our product liability insurance coverage may not provide coverage or may be insufficient to reimburse us for any or all expenses or losses we may suffer. A successful claim against us with respect to uninsured liabilities or in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

We are expanding our development and regulatory capabilities and implementing sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We are experiencing significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and, in anticipation of our product candidate potentially receiving marketing approval, sales, marketing and distribution. To manage this growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Due to finite financial and human resources, we may not be able to effectively manage the expansion of our operations or recruit and train sufficient numbers of additional qualified personnel. The expansion of our operations is costly and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Changes to trade policy, including new or increased tariffs and changing import and export regulations, could have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations, and financial condition could be adversely affected by uncertainty and changes in U.S. or international trade policies, including tariffs, quotas, trade agreements, or other trade restrictions imposed by the U.S. or other governments. For example, the U.S. has instituted certain changes, and has proposed additional changes, in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., and other government regulations affecting trade between the U.S. and other countries. New tariffs and other changes in U.S. trade policy have triggered, and may in the future trigger, retaliatory actions by affected countries, and foreign governments may institute or may consider imposing trade sanctions on U.S. goods. Several recent tariff announcements have been followed by announcements of limited exemptions, revisions, and temporary pauses, resulting in significant uncertainty.

Further increasing uncertainty related to trade policies, on February 20, 2026, the U.S. Supreme Court ruled against the U.S. presidential administration’s use of tariffs under the International Emergency Economic Powers Act (the “IEEPA”). However, the decision creates uncertainty related to various aspects of the tariffs previously collected under the IEEPA, and not all tariffs announced throughout 2025 were impacted by this U.S. Supreme Court decision. Additionally, in response to the U.S. Supreme Court ruling, the U.S. presidential administration imposed a new worldwide tariff effective for 150 days from February 24, 2026. The imposition of these new, worldwide tariffs, as well as the potential for further tariff actions by the U.S. presidential administration or others, represents a significant source of uncertainty. The imposition of tariffs and other trade restrictions, as well as the escalation of trade disputes and any downturns in the global economy resulting therefrom, could materially and adversely affect our business, financial condition and results of operations. The extent and duration of the tariffs and other trade restrictions and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, and availability and cost of alternative sources of supply.

Any imposition of, or increase in, tariffs or other restrictions on imports of active pharmaceutical ingredient (“API”), finished drug product or other materials (or the components of these materials) could increase the cost for such API, finished drug product or other materials and also increase the prices for such materials available domestically or locally, if any, which in turn could increase our costs for API and our finished drug product. Such cost increases could materially and adversely affect our results of operations and financial condition. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy. Such conditions could have a material adverse impact on our business, results of operations and financial position.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of December 31, 2025, we had $338.8 million aggregate principal amount of indebtedness for borrowed money, of which $130.0 million was secured indebtedness consisting of the Term Loans (as defined in Note 10 to our financial statements included elsewhere in this Annual Report). Included in the aggregate principal amount is $201.3 million principal amount of additional indebtedness as a result of the offering of the Company’s 2.750% Senior Notes due 2031 (the “Notes”). We may incur additional indebtedness to meet future financing needs. For example, we have an additional $220.0 million in incremental Term Loans that can be drawn under the A&R Loan Agreement (as defined in Note 10 to our financial statements included elsewhere in this Annual Report) upon the achievement of certain regulatory milestones and product revenue thresholds. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change or to pay any cash amounts due upon maturity, and our other indebtedness may limit our ability to repurchase the Notes or to pay any cash amounts due upon their maturity.

Noteholders may, subject to a limited exception, require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Upon maturity of the Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously converted, redeemed or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon their maturity. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or to pay any cash amounts due upon their maturity. Our failure to repurchase Notes or to pay any cash amounts due upon their maturity when required will constitute a default under the indenture, dated as of August 1, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Base Indenture”), as supplemented by the first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”). A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full after any applicable notice or grace periods. We may not have sufficient funds to satisfy all amounts due under our indebtedness.

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

Risks Related to Our Product Strategy

Our near-term revenue prospects depend on the success of our initial drug product, gedatolisib. If we are unable to successfully complete clinical development of, obtain regulatory approval for, or commercialize, gedatolisib, or if we experience delays in doing so, including supply chain interruptions, our business will be materially and adversely impacted.

Our future success and ability to generate revenue, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize gedatolisib for one or more intended uses. We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, our current or future product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, gedatolisib, including:

●	our inability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that gedatolisib is safe and effective;
●	negative or inconclusive results from our clinical trials or the clinical trials of others for drug products similar to ours, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
●	product-related adverse events experienced by subjects in our clinical trials or by individuals using drugs or therapies similar to gedatolisib;
●	poor effectiveness of gedatolisib or companion therapeutics during clinical trials;
●	better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;
●	high drop-out rates of subjects from clinical trials;
●	inadequate supply or quality of drug products or other materials necessary for the conduct of our clinical trials or to support commercialization;
●	greater than anticipated clinical trial or manufacturing costs;
●	unfavorable FDA or comparable regulatory authority inspection and review of a clinical trial site;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular;
●	interruptions to our supply of API, finished drug product or other materials; or
●	varying interpretations of our clinical data by the FDA and comparable foreign regulatory authorities.

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

We will need to successfully achieve primary clinical endpoints in registrational clinical trials, in order to obtain and maintain the approval of the FDA or comparable foreign regulatory authorities to market our drug product. Carrying out clinical trials, including later-stage registrational clinical trials, is a complicated process. As an organization, we have not previously completed any registrational clinical trials. In order to do so, we continue to build and expand our clinical development and regulatory capabilities, and there is risk that we may be unable to recruit and train qualified personnel. We also expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any product candidates. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission, approval, and maintaining approval of our drug product. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approval of any drug products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our drug products.

The successful development of our products is highly uncertain.

Our business depends on the successful development of our pharmaceutical products, which is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons including, among other things, that clinical trial results may show the product candidates to be less effective than expected or to have unacceptable side effects or toxicities; we may fail to receive the necessary regulatory approvals or there may be a delay in receiving such approvals; or the proprietary rights of others and their competing products and technologies may prevent our product candidates from being commercialized.

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

In addition, if gedatolisib receives marketing approval for the intended uses that we are pursuing, we will continue to be subject to significant post-approval regulatory obligations. Compliance with these requirements is costly, and any failure to comply or other issues with our drug products post-approval could adversely affect our business, financial condition and results of operations. In addition, there is always the risk that we, a regulatory authority, or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency.

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

Interim, topline and preliminary data from our clinical studies that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or interim data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary or interim data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and marketing efforts.

Further, others, including healthcare providers or payors, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study is based on what is typically extensive information, you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding our business. If the preliminary or interim data that we report differ from actual results, or if others, including healthcare providers or payors, disagree with the conclusions reached, our ability to commercialize our product candidate may be harmed, which could harm our business, operating results, prospects or financial condition.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

To obtain the requisite regulatory approvals to commercialize any drug product, we must demonstrate through extensive preclinical studies and clinical trials that such drug product is safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing.

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

Successful completion of clinical trials, or achievement of a predefined primary endpoint, is a prerequisite to submitting an NDA, or NDA supplement, to the FDA, and similar marketing applications to comparable foreign regulatory authorities, for each drug product and, consequently, the ultimate approval and commercial marketing of any drug products. We may experience delays in initiating or completing clinical trials, or achieving event thresholds, including if it takes longer than expected to activate the targeted number of clinical sites, if the enrollment of patients is slower than anticipated or negatively affected by staffing shortages at clinical sites, or by other unanticipated factors, or if the FDA or other regulatory authorities require us to pause one or more of our clinical trials due to unexpected safety issues. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize our current product candidates or any future product candidates.

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

Our industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than our lead product candidate, gedatolisib. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces.

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

Cybersecurity threats are becoming increasingly difficult to detect, and come from a variety of sources, including without limitation, nation-state actors and activists that create disruption for geopolitical reasons and in conjunction with military conflicts and defense activities. This risk is heightened as a result of global wars and other major conflicts. In addition, we and the third parties upon which we rely face an evolving cybersecurity threat landscape, which includes social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, attacks enhanced or facilitated by artificial intelligence (“AI”), software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters, terrorism, and other similar threats.

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

Risks Related to Product Development and Product Regulation

If we are unable to obtain approval from the FDA or comparable foreign regulatory authorities to market our products for their intended use, we will not be able to generate revenue. For a new drug to be approved for marketing, the FDA and other regulatory authorities must determine that the drug is safe and effective. Because all drugs can have adverse effects, the data from our Phase 3 clinical study must demonstrate to the satisfaction of the FDA and other health authorities that the benefits of gedatolisib in combination with fulvestrant, and with or without palbociclib, or gedatolisib in combination with fulvestrant plus a CDK4/6 inhibitor, outweigh its risks. Failure to demonstrate sufficient magnitude of benefit, even if the benefit is found to be statistically significant, may not support regulatory approval.

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

If a drug meets its primary efficacy endpoint objective in a Phase 3 clinical trial, and the drug sponsor has additional nonclinical and clinical data required by the FDA or other regulatory authorities, the drug sponsor may submit an NDA seeking marketing approval. Upon submission of an NDA, these health authorities perform a benefit-risk assessment that considers the strength and quality of evidence available and takes remaining uncertainties into account. These considerations include an assessment of the strengths and limitations of clinical trials, including design, and potential implications for assessing drug efficacy, the magnitude of benefit and interpretation of clinical importance, the benefit attributed to the drug when studied in combination with other therapies, and the clinical relevance of the study endpoints. We are currently conducting a Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib, in patients with HR+/HER2- ABC after progression on CDK4/6 therapy, conducting a Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- ABC, and conducting a Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer. In November 2025, we completed our NDA submission to the FDA for gedatolisib in HR+/HER2- ABC based on clinical data from the PIK3CA WT cohort of the Phase 3 VIKTORIA-1 clinical trial. On January 16, 2026, the FDA accepted our NDA, designated it for Priority Review, and identified July 17, 2026 as our PDUFA target goal date.

We have sought feedback from the FDA and other regulatory authorities on the design of gedatolisib clinical trials, with the goal of addressing these considerations in the clinical trials’ design. However, due to the complexity of clinical trials, the uncertainty of outcomes, and the uncertainty of how the FDA and other regulatory authorities may balance benefits and risks in their review of an NDA, it may not be practical or possible to address all benefit-risk assessment considerations in a clinical trial so that sufficient evidence is generated to support a marketing approval, even if the primary endpoint objective is achieved in the Phase 3 stage of the trial. The FDA or other regulatory authorities may require us to redesign or conduct additional unplanned clinical trials before granting any approval and we may not get approval at all. Regulatory approval may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur during our regulatory review. We cannot predict whether our research and clinical approaches will result in a drug that the FDA considers safe for humans and effective for indicated uses.

If regulatory approvals are delayed or not obtained, especially with respect to gedatolisib, it will negatively impact our ability to commercialize our products and generate revenue and may diminish any competitive advantages that we may otherwise enjoy. If we are required to conduct additional clinical trials or other testing of gedatolisib beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of gedatolisib, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval, supplemental marketing approval, or not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	be subject to changes in the way our products are administered;

●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of the FDA’s REMS program or through modification to an existing REMS;
●	be sued; or
●	experience damage to our reputation.

Additionally, if the size of the FDA group dedicated to reviewing oncology-related submissions is reduced, further delays of our regulatory submissions may be encountered.

Breakthrough Therapy Designation, Fast Track Designation, NDA submission via RTOR, and being awarded Priority Review from the FDA may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track Designation. The designation offers the opportunity for frequent interactions with the FDA to discuss the drug’s development plan and to ensure collection of appropriate data needed to support drug approval, as well as eligibility for submission of an NDA.

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

Fast Track and Breakthrough Therapy Designations, as well as seeking to submit our NDA on a rolling basis pursuant to the FDA’s RTOR program, and receiving Priority Review, are within the discretion of the FDA. The FDA has granted both designations to our lead drug candidate, gedatolisib, and has accepted our NDA which was filed via RTOR and designated it for Priority Review. However, such designations and programs may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA review procedures, and none of these designations and awards assures ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the qualification conditions and may rescind such designations or programs, or the FDA may not approve our NDA by the Priority Review PDUFA target goal date of July 17, 2026.

Obtaining and maintaining FDA approval of our product candidates in the U.S. does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining FDA approval of our product candidates in the U.S. does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining FDA approval in the U.S. may have a negative effect on the regulatory approval process in other jurisdictions. For example, even if the FDA grants marketing approval of a product candidate, a comparable foreign regulatory authority must also approve the manufacturing, marketing and promotion of the product candidate in those countries.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety and other post-marketing information, including both federal and state requirements in the U.S. and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with requirements for any clinical trials that we conduct post-approval.

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

Risks Related to Commercializing Our Products

Even if our products achieve requisite approvals, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any product we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, existing drug therapies may be viewed as more reliable or more easily administered than gedatolisib. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternatives;

●	the ability to offer our products, if approved, for sale at acceptable prices;
●	convenience and ease of administration compared to other treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe or initiate these therapies;
●	the strength of marketing and distribution support;
●	the ability to obtain sufficient third-party coverage, market access and adequate reimbursement; and
●	the prevalence and severity of any side effects.

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

Even if we or our partners are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors such as the VA, Medicare and Medicaid programs, 340B, and managed care organizations in the U.S. or country specific governmental organizations in foreign countries. Government and private payors routinely seek to manage utilization and control costs, and there is considerable public and government scrutiny of pharmaceutical pricing. Efforts by states and the federal government to regulate prices or payment for pharmaceutical products, including proposed actions to facilitate drug importation, limit reimbursement to lower international (i.e., most favored nation) reference prices, require deep discounts, and require manufacturers to report and make public price increases and sometimes provide a written justification for such price increases, could adversely affect our business if and as implemented.

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

In order to commercialize any of our products in the U.S. and other jurisdictions, we must build production, marketing, sales, managerial and other non-technical capabilities, or make arrangements with third parties to perform these services, and we may not be successful in doing so. These activities will be expensive and time-consuming and will require significant attention of our executive officers to manage. There are risks and material costs involved in establishing our own sales and marketing capabilities, as well as with entering into arrangements with third parties to perform these services.

In particular, there is intense competition for qualified sales personnel and our inability to hire or retain an adequate number of sales representatives could limit our ability to maintain or expand our business and increase sales. Furthermore, there is no guarantee that the market opportunity for gedatolisib will be as significant as we expect or exist at all. If we are unable to successfully commercialize our products in the U.S. or other jurisdictions, or if we are delayed in doing so, including if we are unable to develop our marketing and sales networks or if our sales personnel do not perform as expected, we may never generate any revenue and our business may fail.

Our business, operational and financial goals may not be attainable if the market opportunities for our products are smaller than we expect. Our internal research and third-party estimates may not accurately reflect the market opportunities for gedatolisib today or in the future.

The total market opportunities that we believe exist are based on a variety of assumptions and estimates, including the size of the addressable patient population in applicable jurisdictions, other available drugs in these markets, payor coverage, anticipated reimbursement, and the price we will be able to charge for our products. In addition, we have relied on third-party publications, research, surveys and studies for information related to determining market opportunities, including without limitation, information on the number of addressable cancer patients and those receiving various forms of treatment, the cost of drug therapy, the amount of revenue generated from various types of drug therapy, the objective response rates of drug therapies, the number of deaths caused by cancer and the expected growth in cancer drug therapy. Our internal research and estimates on market opportunities have been verified by independent sources, but any or all of our assumptions and/or estimates may prove to be incorrect for several reasons, such as inaccurate reports or information that we have relied on, potential patients or providers not being amenable to using our products or such patients becoming difficult to identify and access, limited reimbursement for our products, pricing pressure due to availability of alternative drugs or an inability to obtain the necessary regulatory approvals for new indications. If any or all of our assumptions and estimates prove inaccurate, we may not attain our business, operational and financial goals.

Risks Related to Intellectual Property

We depend on intellectual property licensed from Pfizer for our lead product candidate, and termination of this license could result in the loss of significant rights, which would materially and adversely impact our business.

We are dependent on patents and know-how, both our own and licensed from Pfizer. Key patents covering gedatolisib and any combination therapies using our product candidates are licensed from Pfizer pursuant to the Gedatolisib License Agreement. Any termination of the product license could result in the loss of significant rights and would cause material adverse harm to our ability to commercialize our product candidates.

Disputes may also arise between us and Pfizer regarding intellectual property subject to the Gedatolisib License Agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our product candidates and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of licensed assets in relation to our development and commercialization of our product candidates and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

We are a party to a license agreement with Pfizer pursuant to which we in-license key patents for gedatolisib. This license imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, Pfizer may have the right to terminate the license, in which event we would not be able to develop or market the products covered by such licensed intellectual property. Further, we cannot be certain that the activities conducted by Pfizer, or its predecessors, were performed in compliance with applicable laws and regulations or will result in additional valid and enforceable patents and other intellectual property rights.

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

We rely on trade secret protection to protect our interests in proprietary know-how and in processes for which patents are difficult to obtain or enforce. We may not be able to protect our trade secrets adequately. We have a policy of requiring our consultants, advisors and strategic partners to enter into confidentiality agreements and our employees to enter into invention, non-disclosure and restrictive covenant agreements. However, no assurance can be given that we have entered into appropriate agreements with all parties that have had access to our trade secrets, know-how or other proprietary information. There is also no assurance that such agreements will provide meaningful protection of our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure of information. Furthermore, we cannot provide assurance that any of our employees, consultants, contract personnel, or strategic partners, either accidentally or through willful misconduct, will not cause serious damage to our programs and/or our strategy, for example by disclosing important trade secrets, know-how or proprietary information to our competitors. It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Any disclosure of confidential data into the public domain or to third parties could allow our competitors to learn our trade secrets and use the information in competition against us. In addition, others may independently discover our trade secrets and proprietary information. Any action to enforce our rights is likely to be time consuming and expensive, and may ultimately be unsuccessful, or may result in a remedy that is not commercially valuable. These risks are accentuated in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the United States. Any unauthorized disclosure of our trade secrets or proprietary information could harm our competitive position.

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

We have applied for patents that protect our product candidates, and our patent portfolio for our drug candidate, gedatolisib, includes 13 issued patents in the U.S. and more than 297 patents granted in numerous foreign jurisdictions. We cannot ensure that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. We cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

The commercial success of our products depends upon our ability to manufacture, market and sell our products without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products. Additionally, because current and future employees may have been previously employed at universities or other biotechnology, diagnostic technology or pharmaceutical companies, including our competitors or potential competitors and strategic partners, third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, or they may allege that our employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

Patent litigation could result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar product candidates, or limit the duration of the patent protection of our products. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain additional licenses from such third party to continue developing and marketing our applicable products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product.

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

We depend upon third parties to execute certain aspects of our operational plans and to conduct certain aspects of our preclinical studies. Additionally, we depend on third parties, including independent investigators, to conduct our clinical trials, under agreements with universities, medical institutions, CROs, strategic partners and others. Our reliance on third parties may affect our development timelines and increase our costs.

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

Our reliance on third parties to formulate, manufacture and distribute our drug product exposes us to risks that may delay the development, regulatory approval and commercialization of our drug product or result in higher product and operational costs.

We do not directly formulate, manufacture or distribute our drug product candidate and do not intend to establish our own formulation, manufacturing or distribution facilities. We have contracted with third-party contract manufacturers to formulate, manufacture and supply our drug product, and we use other third parties to package, store and distribute drug product for our clinical trials. If our drug product receives FDA approval, we will rely on one or more third-party contract manufacturers to manufacture and package our commercial drug product, and we will use a 3PL to distribute our commercial drug product.

Our reliance on a limited number of third-party manufacturers, including one primary manufacturer of the active ingredient gedatolisib, exposes us to risks that, among other things, we may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement or additional manufacturer; our third-party manufacturers might be unable to manufacture our drugs in the volume and of the quality required to meet our clinical and/or commercial needs, if any; our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials, or to successfully produce, store and distribute our products commercially; and our contract manufacturers may fail to comply with good manufacturing practice and other government regulations and corresponding foreign standards. Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

Performance issues or price increases by our shipping carriers could adversely affect our business, results of operations and financial condition, and harm our reputation and ability to provide our products on a timely basis.

Expedited, reliable shipping is essential to our operations. Should our shipping carriers encounter delivery performance issues such as loss, damage or destruction of our API or product, such occurrences may damage our reputation and adversely affect our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions by delivery services we use would adversely affect our ability to receive and process product orders on a timely basis. There are only a few providers of overnight nationwide transport services, and there can be no assurance that we will be able to maintain arrangements with providers on acceptable terms, if at all.

Other Risks Related to Government Regulation for Our Business

Failure to comply with applicable U.S. data security and privacy regulations may increase our operational costs.

Generally, we are not a covered entity under HIPAA, and our clinical operations are exempt from most state and federal data protection regulations. The personal data of clinical trial subjects collected by our CROs’ U.S. clinical sites is considered protected health information, or PHI, subject to the U.S. sites’ compliance with HIPAA. We will incur significant costs to establish and maintain data privacy safeguards and, if we are required to comply with HIPAA or U.S. state regulations in the future, our costs could increase further, which would negatively affect our operating results. Furthermore, we cannot guarantee that such safeguards have been and will continue to be adequate under applicable laws.

If we receive FDA approval and launch gedatolisib in the U.S., we expect to be subject to comprehensive state privacy laws. For example, the CCPA applies to personal information of consumers, business representatives, and employees, and requires covered businesses to provide specific disclosures related to a business’s processing of personal data, new operational practices, and requirements to respond to certain requests from California residents related to their personal data. New regulations and enforcement actions related to the CCPA and similar state comprehensive privacy laws continue to impact how companies think about and establish compliance mechanisms across the U.S. U.S. privacy compliance is further complicated by inconsistent state laws that require complex operational frameworks for full compliance. Accordingly, the CCPA and other similar state laws may impact our business activities and increase our compliance costs, as well as our legal risks. The regulatory framework for the collection, use, safeguarding, transfer and other processing of information is rapidly evolving and is likely to remain uncertain for the foreseeable future.

Evolving U.S. data privacy regulations may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

Our CROs and clinical investigators involved in our clinical trials may collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, “process”) personal data as defined in data protection laws outside the U.S. Accordingly, we are subject to numerous foreign privacy and security laws regulating the collection, use, safeguarding, transfer and other processing of personal data.

Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the UK, the EU, and the EEA, is subject to the UK GDPR and EU GDPR (together, “UK/EU GDPR”), which is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. In addition, the UK/EU GDPR also imposes strict rules on the transfer of personal data to countries outside the UK/EU/EEA, including the U.S., and, as a result, increases the scrutiny that clinical trial sites located in the UK/EU/EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. The UK/EU GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the UK/EU GDPR, which can be up to 4% of global revenue or £17 million/€20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associates to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the UK/EU GDPR. In addition, the UK/EU GDPR provides that UK/EU/EEA member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the UK/EU/EEA.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, leadership changes, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including NDAs, INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.

For example, the loss of FDA leadership and personnel and new leadership at the U.S. Department of Health & Human Services, the FDA and the Center for Drug Evaluation and Research could lead to disruptions and delays in FDA guidance and review and approval of our product candidate. Further, while the FDA’s review of marketing applications and other activities for new drugs is largely funded through the user fee program established under PDUFA, it remains unclear how the administration’s recent reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidate in a timely manner.

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

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review of our regulatory submissions, including the NDA we submitted in November 2025 that was accepted by the FDA in January 2026, our business would be negatively impacted.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. Since December 2023, we have issued 6,478,782 shares of common stock pursuant to equity financing arrangements, including pursuant to our Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), as agent, pursuant to which we may currently offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $400.0 million, all of which remains available for sale. In addition, in August 2025, we issued and sold in a public offering $201.3 million aggregate principal amount of Notes, which would result in the issuance of 3,923,002 shares if the Notes were converted in full as of December 31, 2025. We may enter into additional equity or convertible debt financing arrangements in the future. The shares of common stock that we have issued pursuant to equity financings, or may issue in the future pursuant to equity or convertible debt financings, may be resold at any time in the discretion of the investors.

Under our A&R Loan Agreement, as amended by the First Amendment to the A&R Loan Agreement, the Second Amendment to A&R Loan Agreement and the Third Amendment to the A&R Loan Agreement, Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), has the right, at its election and until May 9, 2026, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00. In addition, Innovatus continues to have the right to exercise a previously disclosed warrant to purchase 26,042 shares of common stock at an exercise price of $14.40 per share, and Innovatus and Oxford Finance LLC, a Delaware limited liability company, and certain of its affiliates, continue to have the right to exercise previously disclosed warrants to purchase 154,413 shares of common stock at an exercise price of $14.84 per share.

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

Our IT department maintains policies and procedures regarding network security, data protection and incident response. Pursuant to those policies, IT engages with the Chief Financial Officer, General Counsel and other experts when assessing cybersecurity threats, incident response, and making disclosure determinations following a data or network breach. The Vice President, IT is accountable at the management level for our overall IT risk management program. Additionally, our Chief Executive Officer and Audit Committee receive regular updates from the Chief Financial Officer, General Counsel and the Vice President, IT about significant threats and incidents involving cybersecurity and data protection, as well as security enhancements made to our IT infrastructure.

We use third-party service providers for a variety of services throughout our business, ranging from infrastructure support and maintenance, cybersecurity incident response, data protection and privacy compliance. In addition, we engage with contract research organizations, contract manufacturing organizations, distributors, and other supply chain resources.

We believe that the use of external service providers improves our operational capabilities, and we have implemented a vendor qualification and management program that applies to our service providers, including those that handle health information, personal information, or other information subject to protection under applicable privacy and data protection regulations. This program is designed to identify, address and seek to mitigate potential cybersecurity and data protection risks that arise from our use of external service providers. While we do not have full visibility into the cybersecurity risk management processes of our vendors, we require new service providers to complete a vendor questionnaire that identifies the vendor’s network and user protections, such as the use of multi-factor authentication, and other cybersecurity risk management processes. Vendors that store or access our confidential information are required to certify that their information systems comply with applicable industry guidelines for cybersecurity, backup, and system recovery. We rely on our third-party service providers to provide notification of, and remediate, significant cybersecurity threats and cybersecurity incidents that jeopardize the confidentiality, integrity, or availability of our information.

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

In the ordinary course of our business, we, and the third parties upon which we rely, collect, process, receive, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and store proprietary, confidential, and sensitive information, including health information, personal information, credit card and other financial information, or other sensitive information owned or controlled by ourselves or our customers, payors, and other parties.

ITEM 2. Properties

We currently lease and occupy approximately 16,000 square feet in Minneapolis, Minnesota, which includes our clinical laboratory and offices. On March 13, 2023, we signed the fourth amendment to our lease agreement, which expires April 30, 2026. The lease provides for monthly rent, real estate taxes and operating expenses. We believe that this leased space is adequate to meet current requirements.

On November 5, 2025, we signed a lease agreement for new clinical laboratory and office space in Minneapolis, Minnesota for approximately 19,594 square feet. The lease term will commence on April 1, 2026. The lease provides for monthly rent, real estate taxes and operating expenses. The lease term is 62 months with two options to extend the lease term for five years each.

ITEM 3. Legal Proceedings

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock has been listed on The Nasdaq Capital Market under the symbol “CELC” since September 20, 2017.

As of March 17, 2026, there were approximately 101 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Unregistered Sales of Equity Securities

During the three months ended December 31, 2025, we issued 1,496 shares of common stock upon the exercise of previously issued warrants as follows:

●	1,089 shares were issued to the placement agent from private placements that closed on April 28, 2017 and May 17, 2017 pursuant to the exercise of warrants at an exercise price of $8.42 per share, resulting in cash proceeds of less than $0.1 million; and

●	407 shares were issued to the placement agent from private placements that closed on January 21, 2016 and May 2, 2016 pursuant to the exercise of warrants at an exercise price of $7.56 per share, resulting in cash proceeds of less than $0.1 million.

The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

ITEM 6. Reserved

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

Overview

Celcuity is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a kinase inhibitor of the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”) pathway that binds to all class I PI3K isoforms and the mTOR complexes, mTORC1 and mTORC2. By targeting all class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PI3K/AKT/mTOR (“PAM”) pathway. Its mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3Kα, AKT, or mTORC1 alone or together. Our Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with hormone receptor-positive (HR+), human epidermal growth factor receptor 2-negative (HER2-) (“HR+/HER2-”) advanced breast cancer (“ABC”) has completed enrollment and reported detailed results for cohort 1, patients with PIK3CA wild-type (“WT”) tumors, and has completed enrollment of cohort 2, patients with PIK3CA mutant-type (“MT”) tumors. Our Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a cyclin-dependent kinase (“CDK”) 4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- ABC is ongoing. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer (“mCRPC”), is ongoing.

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

Gedatolisib is administered intravenously on a four-week cycle of three weeks-on, one week-off, in contrast to the orally administered pan-PI3K or dual PI3K/mTOR inhibitors that are no longer being clinically developed. Oral pan-PI3K or PI3K/mTOR inhibitors have repeatably been found to induce significant side effects that were not well tolerated by patients. This typically leads to a high proportion of patients requiring dose reductions or treatment discontinuation. The challenging toxicity profile of these drug candidates ultimately played a significant role in the decisions to halt their development, despite showing promising efficacy. By contrast, gedatolisib’s comprehensive inhibition of the PAM pathway at low nanomolar potency, IV route of administration, and pharmacokinetic properties enables it to achieve optimal anti-proliferative effects on tumor cells without inducing the levels of hyperglycemia, rash, and diarrhea typically associated with oral single-component inhibitors of the PAM pathway.

Isoform-specific PI3K or mTORC1 inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with single-component PAM inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis can still lead to challenging toxicities. The experience with an FDA-approved oral p110-α specific inhibitor, PIQRAY, illustrates the challenge. In its Phase 3 pivotal trial, PIQRAY was found to induce a Grade 3 or 4 adverse event (“AE”) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued alpelisib due to treatment related AEs. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 9% discontinued treatment.

As of December 31, 2025, 1,127 patients and healthy volunteers have received gedatolisib in 12 completed or ongoing clinical trials. Of these, 123 patients with solid tumors were treated with gedatolisib as a single agent in two clinical trials, 36 healthy volunteers were treated in two clinical trials, and the remaining 968 patients received gedatolisib in combination with other anti-cancer agents in eight clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in 10 investigator sponsored clinical trials.

B2151009 Phase 1b Trial

A Phase 1b dose-finding trial with an expansion portion for safety and efficacy evaluated gedatolisib when added to either the standard doses of palbociclib plus letrozole or palbociclib plus fulvestrant in patients with HR+/HER2- ABC. PI3K mutation status was not used as an eligibility criterion. Patient enrollment for the trial is complete.

A total of 138 patients with HR+/HER2- ABC were dosed in the clinical trial. Four patients from this study continue to receive study treatment, as of December 31, 2025, each of whom has received study treatment for more than six years.

●	35 patients were enrolled in two dose escalation arms to evaluate the safety and tolerability and determine the maximum tolerable dose (“MTD”) of gedatolisib when used in combination with the standard doses of palbociclib and endocrine therapies. The MTD was determined to be 180 mg administered intravenously once weekly.

●	103 patients were enrolled in one of four expansion arms (A, B, C, D) to determine if the triplet combination of gedatolisib plus palbociclib and letrozole or gedatolisib plus palbociclib and fulvestrant produced a superior objective response (OR), compared to historical control data of the doublet combination (palbociclib plus endocrine therapy). All patients received gedatolisib in combination with standard doses of palbociclib and endocrine therapy (either letrozole or fulvestrant). In Arms A, B, and C, patients received an intravenous dose of 180 mg of gedatolisib once weekly. In Arm D, patients received an intravenous dose of 180 mg of gedatolisib on a four-week cycle of three-weeks-on, one-week-off. Objective response was determined using Response Evaluation Criteria in Solid Tumors v1.0, or RECIST v1.0.

○	Arm A: ABC with progression and no prior endocrine-based systemic therapy or a CDK4/6 inhibitor in the metastatic setting. First-line endocrine-based therapy for advanced disease (CDK4/6 treatment naive).

○	Arm B: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting, with no prior therapy with any CDK inhibitor. Second- or third-line endocrine-based therapy for metastatic disease.

○	Arm C: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for advanced disease.

○	Arm D: ABC with progression during one or two prior endocrine-based systemic therapies in the advanced setting and following prior therapy with a CDK inhibitor. Second- or third-line endocrine-based therapy for advanced disease.

●	For the 103 patients enrolled in the expansion portion of the Phase 1b clinical trial, the ORR in aggregate among patients with evaluable tumors was 63%.

●	Best responses, as measured by RECIST v1.0, are shown in the following chart for Arm A (1st line patients) and Arm D (2nd/3rd line patients who received the VIKTORIA-1 Phase 3 trial dosing regimen). The dotted line represents the cutoff for partial response (PR), defined as a 30% reduction from the baseline tumor assessment.

Source: Layman SABCS 2021

●	Safety analysis:

○	For all arms in aggregate, all patients experienced at least one Grade 1 or Grade 2 treatment-emergent adverse event. The Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (63%), stomatitis (27%) and rash (20%). Neutropenia is a known class effect of CDK4/6 inhibitors. Stomatitis was reversible in most patients with a steroidal mouth rinse. All grades of treatment-related adverse events related to hyperglycemia were reported in 22% of patients; Grade 3 or 4 hyperglycemia was reported in 7% of patients. Gedatolisib was discontinued in less than 9% of patients.

○	For the patients in Arm D, who received the Phase 3 dosing schedule, Grade 3 and 4 treatment-emergent adverse events occurring in at least 20% of patients were neutropenia (67%), leukopenia (22%), and stomatitis (22%). All grades of treatment-related adverse events related to hyperglycemia were reported in 26% of patients; Grade 3 or 4 hyperglycemia were reported in 7% of patients. Gedatolisib was discontinued in 4% of patients.

●	Best overall response data for each arm is presented in the table below:

Total Expansion Arms (N=103)
	Arm A	Arm B	Arm C	Arm D
Prior Therapy	1L CDKi-naive	2L+ CDKi-naive	2L/3L CDKi-pretreated	2L/3L CDKi-pretreated
n (Full, response evaluable)	31, 27	13,13	32, 28	27, 27
Study Treatment	P + L + G	P + F + G	P + F + G	P + F + G
Gedatolisib schedule	weekly	weekly	weekly	3 wks on/1 wk off
ORR (1) (evaluable)	85%	77%	36%	63%
mPFS (2), mos (range)	48.4 (16.9, NR)	12.9 (7.6, 38.3)	5.1 (3.3, 7.5)	12.9 (7.4, 16.7)
PFS % at 12 mos (2)	72.1%	54.5%	23.6%	53.2%

	WT	MT	WT	MT	WT	MT	WT	MT
PIK3CA status	81%	16%	69%	31%	75%	25%	56%	41%
ORR (evaluable)	81%	100%	78%	75%	25%	63%	60%	73%
PFS at 12 months	74%	60%	50%	67%	22%	29%	49%	60%

(1) ORR represents PR, except in Arm A, which had 1 CR = Complete response. Responses per RECIST 1.1; (2) Includes 2 unconfirmed PR

Abbreviations: 1L = first line; 2L = second line; mos = months; NR = not reached; ORR = objective response rate; PFS = progression free survival

Source: Layman R. et. al, Lancet Oncol., 2024

Additional results from the Phase 1b portion of the clinical trial were presented at the ESMO congress in October 2025. The analyses reported efficacy data from patients who were treated with the same drug regimen being evaluated in the VIKTORIA-1 study, gedatolisib combined with fulvestrant and palbociclib. This included patients from Escalation Arm B and Expansion Arms B, C and D of the Phase 1b study.

As described above, patients in Escalation Arm B and Expansion Arms B and C received a 180 mg dose of gedatolisib once weekly (“weekly dose”). Patients in Expansion Arm D received a 180 mg dose of gedatolisib on days 1, 8, and 15 of a four-week cycle (“intermittent dose”), which is the same dose regimen patients in the VIKTORIA-1 study receive. The proportion of patients who received the intermittent dose of gedatolisib was 37% for those with PIK3CA MT tumors and 25% for those with PIK3CA WT tumors. The proportion of patients who received prior treatment with a CDK4/6 inhibitor was 73% for those with PIK3CA WT tumors, and 71% for those with PIK3CA MT tumors.

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

Table 1: Efficacy Analysis of Phase 1b Patients Treated with Gedatolisib Plus Palbociclib Plus Fulvestrant

	PIK3CA MT		PIK3CA WT
	All	Intermittent Dose	All	Intermittent dose
N	30	11	60	15
Median PFS (months)	14.6	19.7	9.0	9.1
ORR	48%	64%	41%	53%

VIKTORIA-1 Phase 3 Trial

We have completed enrollment of our Phase 3, open-label, randomized clinical trial, VIKTORIA-1, to evaluate the efficacy and safety of gedatolisib treatment regimens in adults with HR+/HER2- ABC whose disease has progressed after prior CDK4/6 therapy in combination with an aromatase inhibitor. Over 200 clinical sites in North America, Europe, Latin America, and Asia-Pacific are participating in the study. The first patient was dosed in this trial in December 2022.

The VIKTORA-1 Phase 3 clinical trial involves two study cohorts that enable separate evaluation of subjects according to their PIK3CA status. Subjects who met eligibility criteria and had PIK3CA WT tumors (cohort 1) were randomly assigned (1:1:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm A), gedatolisib and fulvestrant (Arm B), or fulvestrant (Arm C). During the fourth quarter of 2024, we achieved our enrollment goal of 351 subjects for the PIK3CA WT cohort. The primary completion date for this cohort was achieved in May 2025 and the database cut-off date for this cohort was May 30, 2025. Subjects who met eligibility criteria and had PIK3CA MT tumors (cohort 2) were randomly assigned (3:3:1) to receive a regimen of either gedatolisib, palbociclib, and fulvestrant (Arm D), alpelisib and fulvestrant (Arm E), or gedatolisib and fulvestrant (Arm F). Enrollment of approximately 350 subjects who have PIK3CA MT tumors is complete. We expect topline data for cohort 2 to be available in the second quarter of 2026.

On July 28, 2025, we announced topline data from the PIK3CA WT cohort of the VIKTORIA-1 clinical trial and on October 18, 2025, at the ESMO congress, additional efficacy and safety results from this cohort were presented. The key efficacy and safety data from the PIK3CA WT cohort showed:

●	The gedatolisib triplet (gedatolisib, fulvestrant and palbociclib) demonstrated a statistically significant and clinically meaningful improvement in PFS among patients, reducing the risk of disease progression or death by 76% compared to fulvestrant (based on a hazard ratio [HR] of 0.24, 95% confidence interval [CI] 0.17-0.35; p<0.0001). The median PFS, as assessed by blinded independent central review (“BICR”), was 9.3 months with the gedatolisib triplet versus 2.0 months with fulvestrant, an incremental improvement of 7.3 months.
●	The gedatolisib doublet (gedatolisib and fulvestrant) also demonstrated a statistically significant and clinically meaningful improvement in PFS among patients, reducing the risk of disease progression or death by 67% compared to fulvestrant (HR of 0.33, 95% CI 0.24-0.48; p<0.0001). The median PFS, as assessed by BICR, was 7.4 months with the gedatolisib doublet versus 2.0 months with fulvestrant, an incremental improvement of 5.4 months.
●	The ORR of the gedatolisib triplet was 31% compared to 1% with fulvestrant and the median DOR was 17.5 months. The ORR of the gedatolisib doublet was 28.3% and the median DOR was 12.0 months. The median DOR was not determinable for fulvestrant because there was only one objective response.
●	The gedatolisib triplet and doublet were generally well tolerated in the trial with mostly low-grade TRAEs. The most common Grade 3 TRAEs for the gedatolisib triplet, gedatolisib doublet, and fulvestrant groups included neutropenia (52.3%, 0%, and 0.8% of patients, respectively); stomatitis (19.2%, 12.3%, and 0% of patients, respectively) rash (4.6%, 5.4%, and 0% of patients, respectively); and hyperglycemia (2.3%, 2.3%, and 0% of patients, respectively). The primary Grade 4 TRAEs for the gedatolisib triplet and gedatolisib doublet groups were neutropenia (10.0% and 0.8%, respectively), leukopenia (0.8% in the gedatolisib triplet group) and pneumonitis (0.8% in gedatolisib doublet group). TRAEs led to the discontinuation of study treatment in 2.3% of patients in the gedatolisib triplet group, 3.1% in the gedatolisib doublet group, and 0% in the fulvestrant group.

The detailed results from cohort 1, PIK3CA WT cohort, established several new milestones in the history of drug development for HR+/HER2- ABC:

●	The hazard ratios for the gedatolisib triplet and doublet are more favorable than have ever been reported by any Phase 3 trial for patients with HR+/HER2- ABC.
●	The 7.3- and 5.4-months incremental improvements in median PFS for the gedatolisib triplet and gedatolisib doublet over fulvestrant, respectively, are higher than have ever been reported by any Phase 3 trial for patients with HR+/HER2- ABC receiving at least their second line of therapy.
●	Gedatolisib is the first inhibitor targeting the PAM pathway to demonstrate positive Phase 3 results in patients with HR+/HER2-/PIK3CA WT ABC whose disease progressed on or after treatment with a CDK4/6 inhibitor.
●	The median DOR and incremental ORR improvement relative to control for the gedatolisib triplet and doublet are the highest reported for an endocrine therapy-based regimen in 2L HR+/HER2- ABC.

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

In December 2025, updated efficacy and safety results from the Phase 3 VIKTORIA-1 PIK3CA WT cohort were presented at the 2025 San Antonio Breast Cancer Symposium including patient sub-group analyses, safety analyses and patient reported outcomes for well-being measures.

●	For patients enrolled in the U.S., Canada, Western Europe, and Asia Pacific, median PFS was 16.6 months with the gedatolisib triplet and 7.1 months with the gedatolisib doublet versus 1.9 months for fulvestrant (HR=0.14; 95% CI: 0.08-0.28; p<0.0001).

●	Both gedatolisib regimens delayed time to definitive deterioration versus fulvestrant according to patient reported outcomes for well-being measures that included mobility, self-care, usual activities, pain/discomfort, and anxiety/depression (the EQ-5D-5L score). The median time to definitive deterioration was 23.7 months (HR=0.39; 95% CI: 0.25-0.67; p = 0.0003) for patients treated with the gedatolisib triplet and not reached for the gedatolisib doublet (HR=0.37; 95% CI: 0.24-0.66; p = 0.0003) versus 4.0 months for fulvestrant. Additionally, for the first eight cycles of treatment, the patients’ assessment of their well-being remained stable relative to their assessment prior to starting treatment with gedatolisib.

With these results, the gedatolisib regimens represent a new potential standard of care for patients with HR+/HER2-, PIK3CA WT ABC whose disease progressed on or after treatment with a CDK4/6 inhibitor.

Results from cohort 2 of the VIKTORIA-1 Phase 3 clinical trial, the PIK3CA MT cohort, are expected to be available in the second quarter of 2026.

VIKTORIA-2 Phase 3 Trial

In July 2025, we dosed the first patient in VIKTORIA-2, a Phase 3, multi-center, open-label, randomized, clinical trial designed to evaluate the efficacy and safety of gedatolisib plus a CDK4/6 inhibitor and fulvestrant as first-line treatment for patients with HR+/HER2- endocrine treatment resistant ABC. For the CDK4/6 inhibitor, investigators may choose either ribociclib or palbociclib. This multi-center, international trial enrolled 35 evaluable subjects in the safety run-in portion of the study to evaluate the safety of gedatolisib when combined with ribociclib and fulvestrant. The safety run-in was completed in the first quarter of 2026. In the Phase 3 portion of the study, approximately 638 subjects are expected to be randomized and assigned to Cohort 1 (PIK3CA WT) or Cohort 2 (PIK3CA MT) based on their PIK3CA status. Subjects in each cohort are expected to be randomized on a 1:1 basis to either Arm A (gedatolisib with fulvestrant and ribociclib or palbociclib) or Arm B (fulvestrant and ribociclib or palbociclib). We intend to provide an update on our final Phase 3 study design in the second quarter of 2026. It is expected that approximately 200 clinical sites across North America, Europe, and Asia-Pacific will participate, including many sites included in the VIKTORIA-1 clinical trial.

CELC-G-201 Phase 1b/2 Trial

We received approval from the FDA in mid-2023 to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. We have since initiated a Phase 1b/2 clinical trial, CELC-G-201, that will enroll up to 54 participants with mCRPC who progressed after treatment with an androgen receptor inhibitor. The first patient was dosed in this trial in February 2024.

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

On October 18, 2025, at the ESMO congress, we presented updated clinical results for the CELC-G-201 Phase 1b trial based on an August 15, 2025 data cut-off. Among the 38 patients enrolled, 61% had received one line of prior systemic therapy and 39% had received at least two or more lines of prior therapy. Median duration of follow-up was 9.0 months.

The six-month radiographic progression-free survival (“rPFS”) rate and median rPFS for patients from both arms combined was 67 % and 9.1 months, respectively. For patients treated with 120 mg gedatolisib, the six-month rPFS rate was 74% and median rPFS was 9.5 months. For patients treated with 180 mg gedatolisib, the six-month rPFS rate was 61% and the median rPFS was 7.4 months.

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

In the amended Phase 1/1b portion of the clinical trial, up to six patients are planned to be enrolled in each of three arms and treated with different doses. Upon completion of Phase 1, up to an additional 40 patients will be randomly assigned to up to four Phase 1b cohorts to determine the RP2D. Dose levels will be selected based on the results from the Phase 1 clinical trial. In the Phase 2 dose expansion study, which will include subjects from the Phase 1/1b clinical trial, up to 18 additional subjects will be enrolled to achieve a total of approximately 30 subjects treated with the RP2D. All patients will also receive standard doses of darolutamide.

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

Key efficacy and safety results, as presented at the American Society of Clinical Oncology meeting in June 2025, showed:

●	The ORR among all patients enrolled was 43%.
●	Median PFS was 6.0 months (95% CI, 5.0-7.7).
●	Median overall survival was 24.7 months (95% CI; 17.3-NA).
●	No patients discontinued gedatolisib due to a treatment-related AE.
●	One (2.3%) patient experienced Grade 3 hyperglycemia.

An investigator sponsored trial has been initiated in collaboration with the Dana-Farber Cancer Institute and Massachusetts General Hospital to evaluate gedatolisib in combination with abemaciclib and letrozole in patients with endometrial cancer.

Recent Developments

●	In January 2026, the FDA accepted for filing our NDA for gedatolisib in HR+/HER2- PIK3CA WT ABC. The FDA granted Priority Review and assigned a PDUFA goal date of July 17, 2026.

●	In March 2026, efficacy and safety results from the PIK3CA WT cohort of the Phase 3 VIKTORIA-1 clinical trial of gedatolisib were published in the Journal of Clinical Oncology. The cohort consisted of patients with HR+/HER2-/PIK3CA WT ABC whose disease progressed while on or after treatment with a CDK4/6 inhibitor and an aromatase inhibitor.

Results of Operations

We have not generated any revenue from product sales or other sources to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. For the years ended December 31, 2025 and 2024, we reported a net loss of $177.0 million and $111.8 million, respectively. As of December 31, 2025, we had an accumulated deficit of $448.9 million. As of December 31, 2025, we had $441.5 million in cash, cash equivalents and short-term investments.

Components of Operating Results

Revenue

To date, we have not generated any revenue. Upon the execution of the Pfizer license agreement in April 2021, we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib. In 2022, we initiated VIKTORIA-1, a Phase 3 clinical trial, to support potential regulatory approval to market gedatolisib. Our Phase 3 clinical trial, VIKTORIA-2, and Phase 1b/2 clinical trial, CELC-G-201, are ongoing.

Pursuant to the FDA’s RTOR program, in September 2025 we made the first pre-submission of our NDA to the FDA and completed the final NDA submission to the FDA on November 17, 2025. The FDA formally accepted our NDA submission on January 16, 2026, designated it for Priority Review, and has assigned a PDUFA target goal date of July 17, 2026. If we obtain regulatory approvals to market gedatolisib, we expect to generate revenue from sales of the drug commencing in the second half of 2026.

Research and Development

Since our inception, we have primarily focused on research and development of gedatolisib, a PI3K/mTOR targeted therapy. Research and development expenses primarily include:

●	employee-related expenses related to our research and development activities, including salaries, benefits, recruiting, travel and stock-based compensation expenses;
●	laboratory supplies;
●	consulting fees paid to third parties;
●	clinical trial costs;
●	validation costs for gedatolisib; and
●	facilities expenses.

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

Interest Expense

Interest expense to date is primarily related to the A&R Loan Agreement and the Notes (each as defined below).

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations (in thousands):

	Year Ended
	December 31,		Increase (Decrease)
	2025	2024	$	%
Statements of operations data:
Operating expenses:
Research and development	$144,995	$104,203	$40,792	39%
General and administrative	27,197	9,064	18,133	200
Total operating expenses	172,192	113,267	58,925	52
Loss from operations	(172,192)	(113,267)	(58,925)	52

Other (expense) income:
Interest expense	(17,148)	(10,280)	(6,868)	67
Interest income	12,298	11,768	530	5
Other (expense) income, net	(4,850)	1,488	(6,338)	(426)
Net loss before income taxes	(177,042)	(111,779)	(65,263)	58
Income taxes	—	—	—	—
Net loss	$(177,042)	$(111,779)	$(65,263)	58%

Research and Development

During the year ended December 31, 2025, our research and development expenses were $145.0 million, representing an increase of $40.8 million, or 39%, compared to 2024. The increase was primarily due to a $26.7 million increase in employee-related and consulting expenses, of which $13.1 million related to commercial headcount additions and other launch activities. The remaining increase was primarily due to a $6.0 million increase in activities supporting our ongoing clinical trials, a $5.0 million development milestone payment under the license agreement with Pfizer, and a $3.1 million increase in other costs primarily related to commercial launch activities.

Conducting research and development is central to our business model. We plan to continue to increase our research and development expenses for the foreseeable future as we seek to continue to develop gedatolisib, including conducting the VIKTORIA-1 and VIKTORIA-2 Phase 3 clinical trials, and the CELC-G-201 Phase 1b/2 clinical trial.

General and Administrative

During the year ended December 31, 2025, our general and administrative expenses were $27.2 million, representing an increase of $18.1 million, or 200%, compared to 2024. The increase was primarily due to a $14.9 million increase in employee-related and consulting expenses, of which $10.4 million related to non-cash stock-based compensation. The remaining $3.2 million increase was primarily due to an increase in professional fees, expanding infrastructure costs and other administrative expenses.

We anticipate that our general and administrative expenses will continue to increase in future periods, reflecting both increased costs in connection with the potential future commercialization of gedatolisib, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and requirements, and other compliance matters.

Interest Expense

Interest expense during the year ended December 31, 2025, was $17.1 million and represents an increase of $6.9 million, or 67%, compared to 2024. Interest expense in 2025 is attributable to the Notes and the A&R Loan Agreement, and in 2024 is attributable to the A&R Loan Agreement. The increase is primarily due to the incremental $61.7 million funding of the Term Loan C in May 2024, the issuance of $201.3 million aggregate principal amount of Notes in July 2025 and the $30.0 million distribution of the Term Loan D in September 2025. The $17.1 million of interest expense includes $4.2 million of non-cash interest expense.

Interest Income

Interest income during the year ended December 31, 2025 was $12.3 million and represents an increase of $0.5 million, or 5%, compared to 2024. The increase was primarily the result of a higher invested cash balance, partially offset by lower market interest rates.

Liquidity and Capital Resources

Liquidity

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through December 31, 2025, we have funded our operations primarily through private placements, registered offerings of our equity securities, convertible notes, and borrowings under loan agreements. From inception through December 31, 2025, we raised an aggregate of $506.8 million of net proceeds through sales of our securities, $194.9 million of net proceeds through the issuance of the Notes, and $130.0 million of gross proceeds through borrowings under loan agreements, not including payable-in-kind interest. As of December 31, 2025, our cash and cash equivalents and short-term investments were $165.7 million and $275.8 million, respectively, and we had an accumulated deficit of $448.9 million.

Capital Resources

To help meet our liquidity requirements, we have entered into various equity and financing arrangements. As of December 31, 2025, our material cash requirements for the operations of our business consisted primarily of the current and long-term liabilities noted on our balance sheets, as well as other commitments, including the following notable items:

●	In July 2025, we issued and sold 2,172,368 Shares and Pre-Funded Warrants to purchase up to 400,000 shares of common stock pursuant to the Equity Underwriting Agreement with the Representatives of the Underwriters, resulting in net proceeds of $91.6 million (see Note 8. Stockholders’ Equity).
●	In August 2025, we issued $201.3 million aggregate principal amount of convertible notes, resulting in net proceeds of $194.9 million (see Note 10. Debt).
●	During 2025 and 2024, investors exercised 5,282,375 and 1,827,357 warrants, net of shares withheld for exercise price, respectively, which generated $42.1 million and $14.7 million in cash, respectively (see Note 8. Stockholders’ Equity).
●	In February 2022, we entered into an Open Market Sale Agreement with Jefferies, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million, which amount was subsequently increased to $400.0 million on January 9, 2026. In May 2024 and April 2024, we sold 149,700 and 285,714 shares of common stock, respectively, at an average selling price of $17.55 per share, generating net proceeds of $7.3 million after deducting commissions and other offering expenses of $0.3 million (see Note 8. Stockholders’ Equity and Note 13. Subsequent Events).
●	In May 2024, we issued and sold 3,871,000 shares of common stock pursuant to an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC and Stifel, Nicolaus & Company, Incorporated, resulting in net proceeds of $56.3 million (see Note 8. Stockholders’ Equity).
●	In September 2025, we entered into the Third Amendment (the “Third Amendment”) to the Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”); in July 2025, we entered into the Second Amendment to the A&R Loan Agreement; and in May 2025, we entered into the First Amendment to the A&R Loan Agreement. In May 2024, we entered into the A&R Loan Agreement, which amended and restated, in its entirety, the Loan and Security Agreement, dated April 8, 2021, as amended, between us and Innovatus, as collateral agent, and the Lenders named therein (the “Prior Loan Agreement”).

In September 2025, we received funding of the $30.0 million Term D Loan (as defined in the Amended A&R Loan Agreement) upon achievement of the Term D Milestone (as defined in the Amended A&R Loan Agreement), resulting in net proceeds of $27.7 million. In connection with the funding of the Term D Loan, we issued warrants with an exercise price of $14.84 per share to purchase an aggregate of 50,537 shares of our common stock to Innovatus, Oxford, and certain of its affiliates. Subsequent to the Third Amendment, we may draw (i) up to $100.0 million under Term E Loan (as defined in the Amended A&R Loan Agreement) upon FDA approval of gedatolisib in second line wild-type ABC patients post CDK4/6 inhibitor therapy; (ii) up to three $40.0 million Term F Loans (as defined in the Amended A&R Loan Agreement), for a total of $120.0 million, upon achievement of certain trailing three months’ product revenue thresholds; and (iii) up to $150.0 million Term G Loan (as defined in the Amended A&R Loan Agreement), which continues to be available only in the Lenders’ sole discretion upon our request. The term loans include financial covenants related to liquidity and other financial measures and have a maturity date of November 1, 2029.

In May 2024, we received funding of the first $100 million under the A&R Loan Agreement, including tranche payments of $16.8 million (the “Term A Loan”) and $21.5 million (the “Term B Loan”) reflecting repayment of the principal amount of loans under the Prior Loan Agreement plus accrued payment-in-kind interest, in addition to $61.7 million of new borrowings (the “Term C Loan”), resulting in net proceeds of $59.2 million. In connection with the funding of the Term C Loan, we issued warrants with an exercise price of $14.84 per share to purchase an aggregate of 103,876 shares of our common stock to Innovatus and Oxford (see Note 10. Debt).

Liquidity and capital resource requirements

We expect that our research and development and general and administrative expenses will increase as we continue to develop gedatolisib, conduct the VIKTORIA-1 Phase 3 clinical trial, the CELC-G-201 Phase 1b/2 trial, and the VIKTORIA-2 Phase 3 clinical trial, conduct other studies and clinical trials, and pursue other business development activities. We would also expect to scale sales and marketing expenses as we prepare for commercial launch and then commercialize gedatolisib. We expect to use cash on hand, together with the funds received or to be received under the debt and equity financings described above, to fund our research and development expenses, clinical trial costs, capital expenditures, working capital, sales and marketing expenses, and general corporate expenses.

Based on our current business plan, we believe that our current cash, cash equivalents and short-term investments, together with available borrowings under the Amended A&R Loan Agreement, will provide sufficient cash to finance our operations through 2027.

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

Cash Flows

The following table summarizes the primary sources and uses of cash and cash equivalents (in thousands):

	Year Ended December 31,
	2025	2024
Net cash and cash equivalents (used in) provided by:
Operating activities	$(153,280)	$(83,467)
Investing activities	(64,084)	(63,069)
Financing activities	360,552	138,388
Net increase (decrease) in cash and cash equivalents	$143,188	$(8,148)

Operating Activities

Net cash used in operating activities was $153.3 million during the year ended December 31, 2025, and consisted of a net loss of $177.0 million and working capital changes of $2.7 million, partially offset by non-cash expenses of $26.4 million. The $2.7 million decrease in working capital consisted of a $15.4 million increase in accrued expenses, partially offset by a $15.1 million increase in prepaid expenses and other current and non-current assets and a $3.0 million decrease in accounts payable. The $26.4 million of non-cash expenses consisted of $21.4 million of stock-based compensation expense, net non-cash interest income and expense of $4.8 million, and depreciation expense of $0.2 million.

Net cash used in operating activities was $83.5 million during the year ended December 31, 2024, and consisted of a net loss of $111.8 million, partially offset by working capital changes of $18.3 million and non-cash expenses of $10.0 million. The $18.3 million increase in working capital consisted of a $13.2 million increase in accrued expenses, a $4.3 million increase in accounts payable, and a $0.8 million decrease in prepaid expenses and other current and non-current assets. The $10.0 million of non-cash expenses consisted of $7.0 million of stock-based compensation expense, net non-cash interest income and expense of $2.9 million, and depreciation expense of $0.1 million.

Investing Activities

Net cash used in investing activities was $64.1 million during the year ended December 31, 2025, and consisted of $63.9 million of net purchases of short-term investments in U.S. treasury securities and $0.2 million in purchases of property and equipment.

Net cash used in investing activities was $63.1 million during the year ended December 31, 2024, and consisted of $62.8 million of net purchases of short-term investments in U.S. treasury securities and $0.3 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $360.6 million during the year ended December 31, 2025, and consisted primarily of net proceeds of $195.0 million from the Note Offering, $91.6 million from the Equity Offering, and $27.7 million from the Term D Loan. In addition, cash provided by financing activities consisted of proceeds of $42.1 million from the exercise of common stock warrants and $4.2 million from the exercise of employee stock options and employee stock purchases.

Net cash provided by financing activities was $138.4 million during the year ended December 31, 2024, and consisted primarily of net proceeds of $59.2 million from the Term C Loan incremental funding, $56.3 million from an equity offering, and $7.3 million from the at-the-market offering. In addition, cash provided by financing activities consisted of proceeds of $14.7 million from the exercise of common stock warrants and $1.1 million from the exercise of employee stock options and employee stock purchases, partially offset by $0.2 million of secondary registration statement costs.

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

Our significant accounting policies are more fully described in Note 2 to our financial statements included elsewhere in this Annual Report. Of our significant accounting policies, we believe that the following reflect the critical accounting estimates used in the preparation of our financial statements:

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of equity awards recognized over the requisite service period of the awards (generally the vesting period) on a straight-line basis with forfeitures recognized as they occur.

We estimate the fair value of option grants using the Black-Scholes option-pricing model and the fair value of awards with market-based vesting conditions using the Monte Carlo simulation model. Estimating the fair value of equity awards using these valuation models is affected by assumptions regarding a number of variables, including the expected stock price volatility, the expected term of the award, the risk-free interest rate, expected dividends, and the price per share of our common stock on the grant date. Changes in these assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Clinical Trial Costs

We record prepaid or accrued clinical trial costs conducted by third-party service providers, which includes the conduct of clinical trials. These costs can be a significant component of our research and development expenses. We use progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid or accrued clinical trial costs. With the ongoing clinical trials, our estimated expenses in future periods and actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to our prepaid or accrued clinical trial costs could materially affect our results of operations and financial position.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Celcuity Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Celcuity Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota

March 26, 2026

PCAOB ID: 542

Celcuity Inc.

Balance Sheets

(in thousands, except share and par value amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$165,703	$22,515
Investments	275,794	212,589
Prepaid clinical trial costs	18,896	6,769
Other current assets	5,266	2,698
Total current assets	465,659	244,571
Property and equipment, net	499	336
Operating lease right-of-use assets	51	216
Other non-current assets	349	—
Total assets	$466,558	$245,123
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,407	$9,366
Accrued clinical trial costs	16,826	16,708
Other accrued expenses	20,865	5,477
Operating lease liabilities, current	54	172
Total current liabilities	44,152	31,723
Operating lease liabilities, non-current	—	54
Convertible debt	195,324	—
Note payable, non-current	126,527	97,727
Total liabilities	366,003	129,504
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 2,500,000 shares authorized as of December 31, 2025 and 2024; 0 and 317,577 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value: 95,000,000 shares authorized as of December 31, 2025 and 2024; 48,244,960 and 37,143,242 shares issued and outstanding as of December 31, 2025 and 2024, respectively	48	37
Additional paid-in capital	549,404	387,437
Accumulated deficit	(448,897)	(271,855)
Total stockholders’ equity	100,555	115,619
Total liabilities and stockholders’ equity	$466,558	$245,123

See accompanying notes to the financial statements.

Celcuity Inc.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$144,995	$104,203
General and administrative	27,197	9,064
Total operating expenses	172,192	113,267
Loss from operations	(172,192)	(113,267)

Other (expense) income:
Interest expense	(17,148)	(10,280)
Interest income	12,298	11,768
Other (expense) income, net	(4,850)	1,488
Net loss before income taxes	(177,042)	(111,779)
Income taxes	—	—
Net loss	$(177,042)	$(111,779)

Net loss per share, basic and diluted	$(3.79)	$(2.83)

Weighted average common shares outstanding, basic and diluted	46,757,691	39,449,393

See accompanying notes to the financial statements.

Celcuity Inc.

Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	25,506,012	$26	854,134	$1	$299,818	$(160,076)	$139,769
Stock-based compensation	1,429	—	—	—	6,988	—	6,988
Conversion of preferred stock to common stock	5,365,570	5	(536,557)	(1)	(4)	—	—
Employee stock purchases	33,215	—	—	—	276	—	276
Exercise of common stock options, net of shares withheld for exercise price	103,245	—	—	—	770	—	770
Exercise of common stock warrants, net of shares withheld for exercise price	1,827,357	2	—	—	14,734	—	14,736
Issuance of common stock in an ATM offering, net of issuance costs	435,414	—	—	—	7,378	—	7,378
Issuance of common stock upon closing of follow-on offering, net of underwriting discounts and offering costs	3,871,000	4	—	—	56,248	—	56,252
Issuance of common stock warrants, note payable	—	—	—	—	1,229	—	1,229
Net loss	—	—	—	—	—	(111,779)	(111,779)
Balance as of December 31, 2024	37,143,242	37	317,577	—	387,437	(271,855)	115,619
Stock-based compensation	1,029	—	—	—	21,383	—	21,383
Conversion of preferred stock to common stock	3,175,770	3	(317,577)	—	(3)	—	—
Employee stock purchases	77,090	—	—	—	711	—	711
Exercise of common stock options, net of shares withheld for exercise price	393,086	—	—	—	3,485	—	3,485
Exercise of common stock warrants, net of shares withheld for exercise price	5,282,375	6	—	—	42,055	—	42,061
Issuance of common stock warrants in connection with note agreement	—	—	—	—	2,786	—	2,786
Issuance of common stock upon closing of equity offering, net of underwriting discounts and offering costs	2,172,368	2	—	—	91,550	—	91,552
Net loss	—	—	—	—	—	(177,042)	(177,042)
Balance as of December 31, 2025	48,244,960	$48	—	$—	$549,404	$(448,897)	$100,555

See accompanying notes to the financial statements.

Celcuity Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(177,042)	$(111,779)
Adjustments to reconcile net loss to net cash and cash equivalents used in operations:
Depreciation	167	130
Stock-based compensation	21,383	6,988
Amortization of debt issuance costs and discount	3,137	1,331
Payment-in-kind interest	1,104	1,364
Non-cash operating lease expense	(7)	—
Change in accrued interest income	630	150
Changes in operating assets and liabilities:
Prepaid clinical trial costs	(12,127)	(1,994)
Other current and non-current assets	(2,991)	2,770
Accounts payable	(3,040)	4,316
Accrued clinical trial costs	118	10,244
Other accrued expenses	15,388	3,013
Net cash used in operating activities	(153,280)	(83,467)
Cash flows from investing activities:
Proceeds from maturities of investments	332,507	642,346
Purchases of investments	(396,342)	(705,165)
Purchases of property and equipment	(249)	(250)
Net cash used in investing activities	(64,084)	(63,069)
Cash flows from financing activities:
Proceeds from employee stock purchases	711	276
Proceeds from exercise of common stock options	3,485	770
Proceeds from exercise of common stock warrants	42,061	14,736
Proceeds from convertible debt, net of debt issuance costs of $6,246 and $0 during the years ended December 31, 2025 and 2024, respectively	195,004	—
Proceeds from note payable, net of debt issuance costs of $2,255 and $2,438 during the years ended December 31, 2025 and 2024, respectively	27,745	59,226
Proceeds from equity offering, net of underwriting discounts and offering costs	91,592	56,252
Proceeds from an ATM offering, net of issuance costs	—	7,356
Payments for secondary registration statement costs	(46)	(228)
Net cash provided by financing activities	360,552	138,388
Net change in cash and cash equivalents	143,188	(8,148)
Cash and cash equivalents:
Beginning of period	22,515	30,663
End of period	$165,703	$22,515

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,348	$7,586
Cash paid for operating leases	$220	$325

Supplemental disclosures of non-cash investing and financing activities:
Common stock warrants issued with the note payable transaction	$2,786	$1,229
Property and equipment included in accounts payable	$82	$1
Deferred financing, offering and registration statement costs included in accounts payable	$—	$42

See accompanying notes to the financial statements.

CELCUITY INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Liquidity

Organization

Celcuity Inc., a Delaware corporation (the “Company”), is a clinical-stage biotechnology company focused on the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s lead therapeutic candidate is gedatolisib, a kinase inhibitor of the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”) pathway that binds to all class I PI3K isoforms and the mTOR complexes, mTORC1 and mTORC2. By targeting all class I PI3K isoforms and mTORC1/2, gedatolisib induces comprehensive inhibition of the PI3K/AKT/mTOR (“PAM”) pathway. Its mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3Kα, AKT, or mTORC1 alone or together. A Phase 3 clinical trial, VIKTORIA-1, evaluating gedatolisib in combination with fulvestrant with or without palbociclib in patients with hormone receptor-positive (HR+), human epidermal growth factor receptor 2-negative (HER2-) (“HR+/HER2-”) advanced breast cancer (“ABC”) has completed enrollment and reported detailed results for cohort 1, patients with PIK3CA wild-type (“WT”) tumors, and has completed enrollment of cohort 2, patients with PIK3CA mutant-type (“MT”) tumors. Our Phase 3 clinical trial, VIKTORIA-2, evaluating gedatolisib in combination with a cyclin-dependent kinase (“CDK”) 4/6 inhibitor and fulvestrant as first-line treatment for patients with endocrine treatment resistant HR+/HER2- ABC is ongoing. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration resistant prostate cancer, is ongoing. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota. The Company has not generated any revenue to date.

Liquidity

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and investments to date have been funding clinical trials and research and development activities, the scaling of commercial launch related activities such as marketing, supply chain, distribution, market access and other commercial operations, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of December 31, 2025, the Company had an accumulated deficit of $448.9 million. To date, the Company has funded operations primarily through private placements, registered offerings of its equity securities, convertible notes, and borrowings under loan agreements.

As of December 31, 2025, the Company had $441.5 million in cash, cash equivalents and short-term investments. The Company believes its existing cash, cash equivalents and short-term investments will be sufficient to fund planned operations for at least one year from the issuance of these financial statements.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Operating results during the year ended December 31, 2025, are not necessarily indicative of results to be expected for any future year.

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

Cash and Cash Equivalents

The Company maintains its accounts at two financial institutions. As of December 31, 2025 and 2024, the Company had $165.7 million and $22.5 million, respectively, in business checking accounts and money market funds that are considered cash equivalents. Cash and cash equivalents are classified as Level 1 assets under the fair value hierarchy.

Investments

The Company maintains its investments in U.S. treasury securities and has classified them as held-to-maturity at the time of purchase. Held-to-maturity purchases are those investments which the Company has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity investment using the straight-line method. The difference between the carrying value, which is based on cost, and the aggregate fair value of the held-to-maturity investments, was immaterial as of December 31, 2025. As of December 31, 2025 and 2024, the Company had $275.8 million and $212.6 million, respectively, of short-term investments.

Fair Value of Financial Instruments

The Company’s accounting for fair value measurements of assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis adheres to the Financial Accounting Standards Board (“FASB”) fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the Company at the measurement date.
●	Level 2: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3: Unobservable inputs that are significant to the fair value measurement and supported by little or no market activity.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls, is based on the lowest level input that is significant to the fair value measurement in its entirety.

The carrying values of cash equivalents, accounts payable, accrued expenses and other financial working capital items approximate fair value as of each of December 31, 2025 and 2024, due to the short maturity nature of these items. Refer to Note 10 for disclosures around the Company’s 2.750% Senior Notes due 2031 (the “Notes”) and note payable.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash, cash equivalents, and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Allowance for Credit Losses

For investments in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the investment before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the investment’s amortized cost basis is written down to fair value through earnings. For investments that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes in interest rates, and any changes to the rating of the security by a rating agency, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the investment. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive loss.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over estimated useful lives using the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Estimated useful lives of property and equipment are as follows for the major classes of assets:

Asset description	Estimated useful life
Furniture and equipment	4 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances presented in the arrangement, including whether the Company controls the use of identified assets. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use asset and current and non-current lease liabilities, as applicable, on the balance sheets. The Company has elected not to recognize on the balance sheets leases with terms of one year or less, but payments are recognized as expense on a straight-line basis over the lease term.

The Company’s leases may include options to extend or terminate the leases. Periods covered by an option to extend the lease are included in the lease term when it is reasonably certain that the Company will exercise that option. Periods covered by an option to terminate the lease are included in the lease term when it is reasonably certain that the Company will not exercise that option. The Company monitors its plans to renew or terminate its material leases each reporting period. If a lease includes provisions for leasehold improvements for which the Company has an obligation to pay, the Company determines if the improvements should be considered lessor or lessee assets. If the improvements are considered lessor assets, the Company records the payments in the calculation of the lease liability and corresponding right-of-use asset.

Lease liabilities and the corresponding right-of-use assets are recorded based on the present value of lease payments over the remaining lease term. The present value of future lease payments is discounted using the interest rate implicit in the lease contracts if that rate is readily determinable; otherwise, the Company utilizes information available at the commencement of the lease to calculate the incremental borrowing rate, which reflects the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment.

Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected to account for the lease and non-lease components together as a single component for all classes of underlying assets.

Capitalized Software Development Costs

The Company capitalizes qualifying costs incurred during the application development stage related to software developed for internal use. Capitalized software development costs are classified as other non-current assets on the balance sheets. As of December 31, 2025 and 2024, the Company had $0.1 million and no capitalized software development costs, respectively.

The Company amortizes the capitalized software development costs on a straight-line basis over the estimated useful life of the software, beginning when the asset is substantially ready for use. The amortization of capitalized software development costs is reflected in general and administrative expenses. The Company did not record any amortization expense during the years ended December 31, 2025 and 2024.

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

Deferred Transaction Costs

Deferred transaction costs primarily consist of legal fees that are capitalized as incurred and will be offset against the proceeds from future equity financing arrangements. The deferred transaction costs will be reviewed periodically to assess the probability that future securities will be offered. In the event that no future offering will occur, any deferred transaction costs will be expensed. Total costs incurred, but not accounted for as a reduction in equity, were $0.2 million and $0.2 million as of December 31, 2025 and 2024, respectively. Deferred transaction costs are classified as other assets on the balance sheets.

Debt Issuance Costs

The Company recognizes debt issuance costs as deferred costs, which are capitalized and amortized over the term of the related debt using the effective interest method. These costs primarily consist of fees, commissions, and legal and other costs directly attributable to securing debt financing. Debt issuance costs are reported as a direct reduction of the carrying amount of the related debt on the balance sheets. Amortization of these costs is recorded as interest expense in the statements of operations over the life of the debt instrument. In the event of early extinguishment of debt, any related unamortized debt issuance costs are written off and recognized as a component of the gain or loss on extinguishment of debt in the statements of operations.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For all periods presented, there was no difference between net loss and comprehensive loss.

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2025 and 2024.

Stock-Based Compensation

The Company’s stock-based compensation consists of stock options, restricted stock awards and restricted stock units issued to certain employees and non-employees of the Company under the 2017 Amended and Restated Stock Incentive Plan, and shares issued under the 2017 Employee Stock Purchase Plan (the “ESPP”).

The Company has elected to account for forfeitures as they occur.

Stock Options

The Company recognizes stock-based compensation expense based on the estimated grant date fair value using the Black-Scholes option-pricing model and the expense is recognized on a straight-line basis over the requisite service period. Compensation expense for awards with performance-based conditions is recognized when the achievement of the performance condition is deemed probable.

The Company utilizes the Monte Carlo simulation model for awards with market-based vesting conditions. If the factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.

The inputs for the Black-Scholes valuation model and the Monte Carlo simulation model require management’s significant assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate and (iv) expected dividends. The expected volatility is estimated based on historical volatility information of peer companies that are publicly available in combination with the Company’s calculated volatility since being publicly traded. The expected term of the award is based on the simplified method in accordance with SEC Staff Accounting Bulletin Nos. 107 and 110. The risk-free interest rate is based on the rate for U.S. treasury securities at the date of grant with maturity dates approximately equal to the expected term of the award at the grant date. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Restricted Stock

The Company records compensation expense based on the quoted fair value of the shares on the grant date over the requisite service period.

ESPP

Compensation expense for ESPP rights is recorded in line with each respective offering period.

Research and Development

Research and development costs are expensed as incurred. Research and development costs were $145.0 million and $104.2 million during the years ended December 31, 2025 and 2024, respectively.

Clinical Trial Costs

The Company relies on third-party service providers to conduct certain aspects of clinical studies and to formulate and manufacture its drug product. While there are alternative vendors that can perform these functions, any disruption or delay by the Company’s current third-party service providers in carrying out their contractual duties could delay its clinical trials and/or the commercial launch of gedatolisib, if approved by the U.S. Food and Drug Administration (“FDA”). The Company records prepaid or accrued clinical trial costs conducted by third-party service providers, which includes the conduct of clinical trials. These costs can be a significant component of the Company’s research and development expenses. The Company uses progress reports from third-party service providers, including the respective invoicing, to record actual expenses, along with determining changes to prepaid or accrued clinical trial costs. With the ongoing clinical trials, the Company’s estimated expenses in future periods and actual services performed may vary from these estimates, and these estimates may become more significant. Changes in these estimates that result in material changes to the Company’s prepaid or accrued clinical trial costs could materially affect the Company’s results of operations and financial position.

Licenses

Upfront payments and other consideration under license agreements are expensed as research and development expense upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred.

Certain license agreements include milestone payments which are recognized when it becomes probable that the achievement of those milestones will be met. The Company records this expense as research and development expense in its statements of operations.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by the accounting standard for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date. The effects of any future changes in tax laws or rates have not been considered. The Company regularly reviews deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if the Company does not consider it to be more likely than not that the deferred tax assets will be realized.

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

Segment Data

The Company has one reportable operating segment, which is the development of targeted therapies for the treatment of multiple solid tumor indications. The Company’s chief operating decision makers (“CODMs”) are its chief executive officer, chief science officer and chief financial officer, who, together manage the Company’s operations as one operating segment for the purpose of evaluating financial performance and allocating resources. The CODMs assess the performance and allocate resources for the reportable segment based on net loss and total assets, which are the same amounts in all material respects as those reported in the statements of operations and balance sheets.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the annual income tax disclosures for the effective tax rate reconciliation, income taxes paid, and continuing operations. ASU 2023-09 also eliminates certain disclosure requirements related to unrecognized tax benefits. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 on January 1, 2025 on a retrospective basis.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosure of income statement expense. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides certain entities with an additional practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions under Accounting Standards Codification (“ASC”) 606. ASU 2025-05 is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project, and it is probable the software will be completed and perform to its intended use. In evaluating whether it is probable the project will be completed, management is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the timing, method of its adoption, and effect of ASU 2025-06 on its financial statements and related disclosures.

3. Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the options, convertible note, warrants, restricted stock and preferred stock have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same.

The following table summarizes the potentially-dilutive shares that have been excluded from the calculation of diluted weighted-average shares outstanding because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	5,842,485	4,306,977
Convertible note as-if-converted-to-common stock	5,296,053	—
Warrants to purchase common stock	274,773	5,521,152
Restricted common stock	27,439	1,079
Preferred stock as-if-converted-to-common stock	—	3,175,770
Total	11,440,750	13,004,978

The maximum number of shares of common stock issuable upon conversion of the Notes is 5,296,053. As of December 31, 2025, the number of shares issuable based on the Company’s closing common stock price would be 3,923,002 if the Notes were converted in full.

During the years ended December 31, 2025 and 2024, pre-funded warrant shares of 6,147,787 and 5,747,787, respectively, were included in the computation of basic and diluted net loss per share, as the pre-funded warrants are exercisable for nominal consideration.

4. Investments

Debt investments for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at historical cost adjusted for amortization of premiums and accretion of discounts. Expected credit losses, if any, are recorded through the establishment of an allowance for credit losses. All of the Company’s held-to-maturity investments are U.S. treasury securities that are guaranteed or otherwise supported by the United States government and have no history of credit losses. Accordingly, the Company does not expect to incur any credit losses on held-to-maturity investments and has no allowance for credit losses recorded for these investments. As of December 31, 2025, all of the Company’s held-to-maturity investments had maturities of one year or less.

The following tables summarize the Company’s held-to-maturity investments (in thousands):

	As of December 31, 2025
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. treasury securities	$275,794	$225	$—	$276,019
Total	$275,794	$225	$—	$276,019

	As of December 31, 2024
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. treasury securities	$212,589	$82	$—	$212,671
Total	$212,589	$82	$—	$212,671

The Company’s U.S. treasury securities are classified as Level 2 investments within the fair value hierarchy. These assets have been valued based on quoted prices in active markets for similar assets or other inputs that are observable or can be corroborated by observable market data.

There were no changes in valuation techniques or transfers within the fair value hierarchy during the years presented.

5. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Furniture and equipment	$2,354	$2,025
Leasehold improvements	304	303
Total property and equipment, gross	2,658	2,328
Less: Accumulated depreciation	(2,159)	(1,992)
Total property and equipment, net	$499	$336

Depreciation expense was $0.2 million and $0.1 million during the years ended December 31, 2025 and 2024, respectively.

6. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	As of December 31,
	2025	2024
Employee compensation and benefits	$8,338	$4,092
License milestone	5,000	—
Interest	3,379	—
Consulting and professional fees	2,335	511
Other	1,813	874
Total	$20,865	$5,477

As of December 31, 2025, and 2024, accounts payable included $0 and $820 of accrued interest, respectively.

7. Commitments

Operating and Finance Leases

The Company leases its corporate space in Minneapolis, Minnesota, with an operating lease in place through April 30, 2026 (the “Existing Lease”). The Existing Lease provides for monthly rent, real estate taxes, and operating expenses. Rent expense is recorded on a straight-line basis over the lease term.

In November 2025, the Company entered into a lease for clinical laboratory and office space in Minnesota for 19,594 square feet. The lease term will commence on April 1, 2026 and is 62 months with two options to extend the lease term for five years each. The Company also has a one-time option to terminate the lease at the end of the third year, provided certain conditions are met. To exercise this option, the Company must pay a termination fee equal to eight months’ rent plus the landlord’s unamortized transaction costs, which include abated rent, tenant improvement allowances and broker fees. The initial annual lease payment is $0.3 million and increases by 3.5% on an annual basis, resulting in total undiscounted future minimum lease payments of $1.5 million over the initial 62-month term. As of December 31, 2025, the lease has not commenced and is therefore excluded from the tables below.

When an implicit rate is not provided, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Future minimum lease payments under the Company’s Existing Lease consisted of the following (in thousands):

Year Ending December 31,
2026	$74
Thereafter	—
Total minimum lease payments	74
Less: Amount representing interest	(20)
Present value of operating lease liabilities	54
Less: operating lease liabilities, current	(54)
Operating lease liabilities, non-current	$—

The weighted-average remaining lease term and discount rate under the Company’s Existing Lease were as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term	0.3 years	1.3 years
Weighted-average discount rate	10.5%	10.5%

The following table presents components of lease costs (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$213	$213
Variable lease cost	110	111
Total lease cost	$323	$324

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third-party service providers that include, among others, arrangements with vendors, consultants, contract manufacturing organizations, and contract research organizations. Contracts related to the Company’s ongoing clinical trials are generally cancelable with advance notice and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subject to amendments as a result of any change orders executed. As of December 31, 2025, the Company had $5.5 million of non-cancelable purchase commitments with respect to these arrangements.

Registration Rights Agreement

In connection with a securities purchase agreement with certain investors pursuant to which the Company agreed to sell to the investors in a private placement pre-funded warrants to purchase up to 5,747,787 shares of the Company’s common stock in October 2023 (the “Securities Purchase Agreement”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors. Under the Registration Rights Agreement, the Company agreed to file a registration statement and to use commercially reasonable efforts to cause such registration statement to become effective and to keep such registration statement effective until such time as there are no longer registrable securities held by the Investors.

If the Company fails to meet the specified filing deadlines, effectiveness deadlines, or maintain the effectiveness of the registration statement, the Company is required to make pro rata payments to each holder as liquidated damages in an amount equal to 1.0% of the aggregate amount paid pursuant to the Securities Purchase Agreement by such investor for each 30-day period or pro rata for any portion thereof during which such event continues, provided that the maximum liquidated damages shall not exceed 6.0% of the aggregate amount invested by each such holder in the registrable securities.

The Company accounts for these arrangements in accordance with ASC 825-20, Registration Payment Arrangements. As of December 31, 2025, the required registration statement has been timely filed and declared effective by the SEC, and the Company remains in compliance with the maintenance requirements. Management has determined that it is not probable that the Company will be obligated to pay any liquidated damages; accordingly, no liability has been recorded for these arrangements.

8. Stockholders’ Equity

Capital Stock

As of December 31, 2025, the Company’s authorized capital stock consisted of 95,000,000 shares of common stock, of which 48,244,960 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A Preferred Stock, of which none were outstanding. As of December 31, 2025, no dividends have been declared on the Company’s capital stock.

July 2025 Equity Offering

On July 30, 2025, the Company entered into an underwriting agreement (the “Equity Underwriting Agreement”) with Jefferies LLC (“Jefferies”), TD Securities (USA) LLC, and Leerink Partners LLC as representatives (the “Representatives”) of the several underwriters named therein (collectively, the “Underwriters”) agreeing, subject to customary conditions, to issue and sell in a public offering (i) 1,836,842 shares (the “Shares”) of the Company’s common stock, at a price to the public of $38.00 per Share and (ii) in lieu of Shares to certain investors, pre-funded warrants to purchase up to 400,000 shares of common stock (the “Pre-Funded Warrants”), at a price to the public of $37.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant (the “Equity Offering”). In addition, pursuant to the Equity Underwriting Agreement, the Company granted the Underwriters an option to purchase up to an additional 335,526 shares of common stock (the “Option Shares”), less underwriting discounts and commissions. The Underwriters exercised their option to purchase the Option Shares in full on July 30, 2025. The Equity Offering was completed on July 31, 2025.

The net proceeds from the Equity Offering, after deducting underwriting discounts and commissions and offering expenses, were $91.6 million, including the proceeds from the Underwriters’ exercise of their option in full to purchase the Option Shares. The Company may also receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

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

Sale and Issuance of Stock

On May 30, 2024, the Company entered into an underwriting agreement with Leerink Partners LLC, TD Securities (USA) LLC and Stifel, Nicolaus & Company, Incorporated as representatives of the several underwriters relating to the issuance and sale of 3,871,000 shares of common stock, at a price to the public of $15.50 per share, generating gross proceeds of $60.0 million. The offering closed on May 31, 2024 and resulted in net proceeds to the Company of $56.3 million after deducting underwriting discounts and other offering expenses payable by the Company.

On May 8, 2024, pursuant to an Open Market Sale Agreement with Jefferies, as agent, the Company sold 149,700 shares of common stock in a single transaction at a price of $17.65 per share, generating gross proceeds of $2.6 million.

On April 22, 2024, pursuant to an Open Market Sale Agreement with Jefferies, as agent, the Company sold 285,714 shares of common stock in a single transaction at a price of $17.50 per share, generating gross proceeds of $5.0 million.

Commissions and other offering expenses related to the Open Market Sale Agreement transactions in May and April 2024 were $0.3 million.

Common Stock Warrants

As of December 31, 2025, the Company had the following common stock warrants outstanding:

Issue Date	Expiration Date	Warrants Outstanding	Exercise Price	Offering
1/21/2016	1/14/2026	28,716	$7.56	Private placement offering – issued to placement agent
5/2/2016	5/2/2026	18,175	7.56	Private placement offering – issued to placement agent
4/28/2017	4/28/2027	32,458	8.42	Private placement offering – issued to placement agent
5/17/2017	5/17/2027	14,969	8.42	Private placement offering – issued to placement agent
4/8/2021	4/8/2031	26,042	14.40	Debt financing – issued to lender
5/30/2024	5/30/2034	84,227	14.84	Debt financing – issued to lender
5/30/2024	5/30/2034	19,649	14.84	Debt financing – issued to lender
9/9/2025	9/9/2035	25,269	14.84	Debt financing – issued to lender
9/9/2025	9/9/2035	25,268	14.84	Debt financing – issued to lender
10/18/2023	N/A	5,747,787	0.001	Private placement offering – issued to investors
7/31/2025	N/A	400,000	0.001	Equity offering – issued to underwriters
Total warrants outstanding		6,422,560

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

The following table summarizes the activity for all common stock warrants outstanding:

	Common stock warrants	Weighted- average exercise price per share
Outstanding as of December 31, 2024	11,268,939	$4.04
Issued	450,537	1.67
Exercised	(5,282,375)	8.07
Surrendered upon cashless exercise	(14,541)	10.43
Expired	—	—
Outstanding as of December 31, 2025	6,422,560	$0.53

During the year ended December 31, 2024, several of the Company’s investors exercised 1,827,357 common stock warrants, net of shares withheld for the exercise price, at exercise prices ranging between $8.05 and $9.50 per share, which generated $14.7 million in cash. During the year ended December 31, 2024, 3,544 common stock warrants expired.

Preferred Stock

Series A preferred stock

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

During the year ended December 31, 2025, 317,577 shares of Series A preferred stock were converted into 3,175,770 shares of common stock. As of December 31, 2025, no shares of Series A preferred stock were outstanding.

9. Stock-Based Compensation

2012 Equity Incentive Plan

In August 2012, the Company adopted the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan provided for options, restricted stock awards, performance stock awards and stock bonuses. The exercise price of each option granted under the 2012 Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2012 Plan is ten years. The Company’s board of directors administers the 2012 Plan and determines the provisions of incentive awards, including eligible recipients, number of shares subject to an incentive award, exercise price, vesting schedule, duration of an incentive award and other restrictions an incentive award may be subject to. In September 2017, the 2012 Plan was frozen and no further awards may be made under the 2012 Plan.

2017 Amended and Restated Stock Incentive Plan

In September 2017, the Company adopted the 2017 Amended and Restated Stock Incentive Plan (the “2017 Plan”). The 2017 Plan provides for the grant of options, restricted stock awards, stock appreciation rights, restricted stock units, performance awards and stock bonuses. The exercise price of each option granted under the 2017 Plan is not less than 100% of the fair market value of one share on the date of grant. The maximum permitted term of options granted under the 2017 Plan is ten years. The 2017 Plan is generally administered by the compensation committee of the board of directors, which has the authority to interpret the 2017 Plan, grant awards and make all other determinations necessary for the administration of the 2017 Plan.

The number of shares reserved for issuance under the 2017 Plan will automatically increase on January 1 of each year from 2026 to 2027 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31. However, the Company’s board of directors may reduce the amount of the increase in any particular year. The number of shares reserved for issuance under the 2017 Plan was automatically increased by 371,432 and 255,060 shares on January 1, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, the board of directors and the stockholders approved additional increases of 3,000,000 and 1,500,000, respectively, to the number of shares reserved for issuance under the 2017 Plan.

As of December 31, 2025, the number of shares available for issuance under the 2017 Plan is 2,591,634.

Stock Options

Options granted under the 2017 Plan are exercisable at various dates as determined upon grant and will expire no more than 10 years from their date of grant. The exercise price of each option shall be determined by the board of directors based on the estimated fair value of the Company’s common stock on the grant date. The exercise price shall not be less than 100% of the fair market value of the Company’s common stock on the grant date. Most option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years. The 2017 Plan is generally administered by the compensation committee of the board of directors, which has the authority to interpret the 2017 Plan, grant awards and make all other determinations necessary for the administration of the 2017 Plan.

The following table summarizes the activity for all stock options outstanding:

	Shares	Weighted- average exercise price per share	Weighted-average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Options outstanding as of December 31, 2024	4,306,977	$11.13	8.0	$13,914
Granted	2,186,593	35.17
Exercised	(393,301)	8.89
Forfeited	(257,784)	14.29
Options outstanding as of December 31, 2025	5,842,485	$19.62	7.9	$468,191

Options exercisable as of December 31, 2025	2,740,854	$11.61	6.6	$241,560

In January 2025, the Company modified previously granted stock option awards to 44 employees by reducing the exercise price of these options to the Company’s closing common stock price on the modification date. During the year ended December 31, 2025, the incremental compensation expense recognized as a result of these modifications was $0.2 million. The effect of these modifications on stock-based compensation over the remaining service periods will be $0.3 million.

During the year ended December 31, 2025, the market conditions associated with options previously granted to an employee were satisfied following the achievement of the specified stock price threshold. As a result, the options vested and the Company recognized $8.4 million in stock-based compensation expense related to these awards during the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, the weighted-average grant date fair value of options granted was $25.01 and $11.22 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024, was $35.7 million and $0.6 million, respectively. Upon the exercise of stock options, the Company will issue new shares of its common stock. As of December 31, 2025, the unrecognized compensation cost related to outstanding employee and non-employee options was $52.7 million and is expected to be recognized as expense over a weighted-average period of 1.7 years.

The assumptions used in the Black-Scholes option pricing model and Monte Carlo simulation model to determine the fair value of the employee and non-employee stock option grants issued, were as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.6% − 4.7%	3.5% − 4.7%
Expected volatility	74.4% − 82.1%	71.2% − 76.2%
Expected life (years)	5.0 − 10.0	5.3 − 10.0
Expected dividend yield	0%	0%

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense for stock options of $20.0 million and $6.6 million, respectively.

Restricted Stock

The following table summarizes restricted stock award and restricted stock unit activity during the year ended December 31, 2025:

	Shares	Weighted-average grant date fair value per share
Outstanding as of December 31, 2024	1,079	$14.83
Granted	34,039	89.43
Vested	(1,079)	14.83
Forfeited	(6,600)	98.49
Outstanding as of December 31, 2025	27,439	$87.25

As of December 31, 2025, the unrecognized compensation cost related to outstanding restricted stock was $2.3 million and is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted stock vested during the year ended December 31, 2025 was less than $0.1 million.

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense for restricted stock of $0.1 million and less than $0.1 million, respectively.

2017 Employee Stock Purchase Plan

In September 2017, the Company adopted the 2017 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides participating employees with an opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. The ESPP is available to all employees unless they are employed for less than 20 hours per week or own 5% or more of the total combined voting power or value of the Company’s common stock. The ESPP is administered using overlapping 24 month offering periods (the “Offering Periods”). Each Offering Period has four six-month purchase periods. A new Offering Period and purchase period begin every six months on May 1 and November 1 of each year. Participating employees may purchase common stock, on a voluntary after tax-basis, at a price equal to 85% of the fair market value of a share of common stock on either the offering date or the purchase date, whichever is lower. If the purchase date has a lower price, the employee will automatically be placed in the Offering Period beginning immediately after the purchase date.

The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year from 2023 to 2027 by the number of shares equal to 0.5% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31. However, the Company’s board of directors may reduce the amount of the increase in any particular year. The number of shares reserved for issuance under the ESPP was automatically increased by 185,716 and 127,530 shares on January 1, 2025 and 2024, respectively.

As of December 31, 2025, the number of shares available for issuance under the ESPP is 469,576.

During the years ended December 31, 2025 and 2024, the Company recognized stock-based compensation expense related to the ESPP of $1.3 million and $0.3 million, respectively.

Stock-based Compensation

The Company recognized the following stock-based compensation expense in its statements of operations (in thousands):

	Year Ended
	December 31,
	2025	2024
Research and development	$8,409	$4,405
General and administrative	12,974	2,583
Total	$21,383	$6,988

10. Debt

July 2025 Convertible Notes Offering

On July 30, 2025, the Company entered into an underwriting agreement (the “Note Underwriting Agreement”) with the Underwriters, subject to customary conditions, to issue and sell in a public offering $175.0 million aggregate principal amount of the Notes to the Underwriters (the “Note Offering”). In addition, pursuant to the Note Underwriting Agreement, the Company granted the Underwriters an option to purchase up to an additional $26.3 million aggregate principal amount of Notes solely to cover over-allotments. On July 30, 2025, the Underwriters exercised such option to purchase an additional $26.3 million aggregate principal amount of the Notes. The issuance of $201.3 million aggregate principal amount of the Notes was completed on August 1, 2025.

The Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of August 1, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of August 1, 2025, between the Company and the Trustee. The net proceeds from the Note Offering, after deducting underwriting discounts and commissions and offering expenses, were $194.9 million, including the proceeds from the Underwriters’ exercise of their over-allotment option in full.

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

Noteholders may convert their Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date based on an initial conversion rate of 19.4932 shares of common stock, per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of $51.30 per share of common stock. The conversion rate is subject to customary adjustments upon the occurrence of certain events as described in the Indenture. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

Lastly, the Notes contain a beneficial ownership limitation, and as a result of such limitation, noteholders do not have the right to convert all or any portion of the Notes held by such noteholder, to the extent that immediately prior to, or immediately after giving effect to such conversion by such noteholder, together with its affiliates and any other persons acting as a group together with such noteholder or any of such noteholder’s affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately prior to, and immediately after giving effect to, the conversion of all or any portion of the Notes; provided, that such 4.99% beneficial ownership can be increased or decreased at the discretion of the noteholder; provided further, that such limitation in no event can exceed 19.99%.

The fair value of the Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the Notes observed in market trading. The market for trading of the Notes is not considered to be an active market and therefore the fair value is determined using Level 2 inputs. As of December 31, 2025, the carrying value and fair value of the Notes was $195.3 million and $436.5 million, respectively.

The issuance costs attributed to the Notes amounted to $6.4 million and were discounted from the Notes. The issuance cost discount is being amortized to interest expense over the term of the Notes based on the effective interest rate method. As of December 31, 2025, the effective interest rate was 3.3%. During the year ended December 31, 2025, interest expense related to the Notes was $2.7 million, including $0.4 million related to discount amortization.

Amended and Restated Loan and Security Agreement

Third Amendment

On September 9, 2025, the Company entered into the Third Amendment (the “Third Amendment”) to the Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Oxford Finance LLC, a Delaware limited liability company (“Oxford”), as collateral agent and a lender, Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as a lender, and the other lenders party thereto (together with Oxford and Innovatus, the “Lenders”), pursuant to which the A&R Loan Agreement was amended to (i) replace Innovatus with Oxford as collateral agent; (ii) recognize the achievement of the Term D Milestone (as defined in the A&R Loan Agreement, as amended by the Third Amendment (the “Amended A&R Loan Agreement”)) and provide for the immediate disbursement of the $30.0 million Term D Loan (as defined in the Amended A&R Loan Agreement); (iii) increase the size of the Term E Loan (as defined in the Amended A&R Loan Agreement) from $50.0 million to up to $100.0 million, which Term E Loan may only be drawn upon FDA approval of gedatolisib in second line wild-type ABC patients post CDK4/6 inhibitor therapy; (iv) add three new up to $40.0 million Term F Loans (as defined in the Amended A&R Loan Agreement), for a total of $120.0 million, which may only be drawn upon achievement of certain trailing three months’ product revenue thresholds; (v) replace the prior $45.0 million Term F Loan (as defined in the A&R Loan Agreement) with a new $150.0 million Term G Loan (as defined in the Amended A&R Loan Agreement), which continues to be available only in the Lenders’ sole discretion upon the Company’s request; (vi) require an amendment fee payable by the Company to the Lenders in the amount of $0.1 million, which was paid at the closing of the Third Amendment; (vii) make certain revisions to the non-utilization fee for the Term E Loan, and add a new non-utilization fee for the Term F Loans, in each case equal to 3.0% of the applicable unfunded commitment, after taking into consideration any reductions to the applicable term loan commitment that the Company may make by notice to the collateral agent before the date that is eight weeks after the achievement of any applicable milestones; and (viii) extend the maturity date of the term loans to November 1, 2029. The Term E Loan and each Term F Loan also are subject to other customary conditions and limits on when the Company can request funding. With the disbursement of the $30.0 million Term D Loan, the Company received net proceeds of $27.7 million.

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

A portion of the proceeds from the Term D Loan in the amount of $2.8 million was allocated to the Third Amendment Warrants based on their relative fair value to the underlying Term D Loan. The proceeds allocated to the Third Amendment Warrants were recorded as additional paid in capital in the accompanying balance sheets and were discounted from the Term D Loan. The relative fair value of the Third Amendment Warrants was based on the Black-Scholes model with the following assumptions: risk-free interest rate of 4.1%; expected volatility of 74.4%; expected life of 10.0 years; and expected dividend yield of 0%. The underlying stock price used in the analysis was the traded market price. The discount related to the Third Amendment Warrants is being amortized to interest expense ratably over the term of the Term D Loan.

Second Amendment

On July 28, 2025, the Company entered into the Second Amendment (the “Second Amendment”) to the A&R Loan Agreement with Innovatus, as collateral agent, and the Lenders including Innovatus in its capacity as a Lender and Oxford, pursuant to which Innovatus and Oxford, as Lenders, have agreed to make certain term loans (“Term Loans”) to the Company in the aggregate principal amount of up to $180 million. The A&R Loan Agreement was amended to (i) subject to certain terms and conditions, permit the issuance of the Notes discussed above and certain transactions in connection therewith, including the conversion thereof settled solely in common stock (together with cash in lieu of the issuance of any fractional share of common stock), (ii) permit capped call transactions in connection with the pricing of the Notes, (iii) require an amendment fee payable by the Company to Oxford in the amount of less than $0.1 million, which was paid upon execution of the Second Amendment, and (iv) extend to May 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00.

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

First Amendment

On May 13, 2025, the Company entered into the First Amendment (the “First Amendment”) to the A&R Loan Agreement, pursuant to which the Company agreed to (i) pay Oxford an amendment fee of less than $0.1 million on the effective date of the First Amendment, (ii) extend to March 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00, (iii) extend the expiration date of the Term D Draw Period to the earlier of (x) August 31, 2025 and (y) the occurrence of an Event of Default (as defined in the A&R Loan Agreement), (iv) update the liquidity covenant to increase the Minimum Liquidity Percentage (as defined in the First Amendment) to 50% if the Company had failed to achieve the Term D Milestone prior to June 1, 2025 and to decrease the Minimum Liquidity Percentage back to 30% if the Company subsequently achieves the Term D Milestone prior to the end of the Term D Draw Period, and (v) release Innovatus and the Lenders from any and all claims arising out of or related to the A&R Loan Agreement, the First Amendment and related documentation.

May 30, 2024 Amendment and Restatement

On May 30, 2024, the Company entered into the A&R Loan Agreement. The A&R Loan Agreement amended and restated, in its entirety, that certain Loan and Security Agreement, dated April 8, 2021, as amended, between the Company and Innovatus, as collateral agent, and the Lenders named therein (the “Prior Loan Agreement”).

Funding of the first $100 million under the A&R Loan Agreement occurred on May 30, 2024, including tranche payments of $16.8 million (the “Term A Loan”) and $21.5 million (the “Term B Loan”) reflecting repayment of the principal amount of loans under the Prior Loan Agreement plus accrued payment-in-kind interest, in addition to $61.7 million of new borrowings (the “Term C Loan”). As described above, the Term D Loan was disbursed to the Company in connection with the Third Amendment. Prior to the Third Amendment, the Company also would have become eligible to draw on a fifth tranche of $50.0 million (the “Term E Loan”), upon achievement of certain clinical trial milestones and satisfaction of certain financial covenants. The Lenders also could have, in their sole discretion upon the Company’s request, made additional term loans to the Company of $45.0 million (the “Term F Loan”). Funding of these additional tranches was also subject to other customary conditions and limits on when the Company could have requested funding for such tranches. Costs associated with the new borrowings were approximately $2.4 million.

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

The Company evaluated the change of terms under ASC 470-50, Debt – Modification and Extinguishment with respect to the Third Amendment, the Second Amendment, the First Amendment and the A&R Loan Agreement and concluded the change in terms did not result in significant and consequential changes to the economic substance of the debt and thus resulted in a modification of the debt and not an extinguishment of the debt.

Note payable, non-current consisted of the following (in thousands):

	As of December 31,
	2025	2024
Note payable	$130,000	$100,000
Add: Final fee	5,850	4,500
Add: PIK interest (added to principal)	1,697	593
Less: unamortized debt issuance costs	(2,619)	(1,614)
Less: unamortized debt discount	(8,401)	(5,752)
Total long-term debt	$126,527	$97,727

As of December 31, 2025, the fair value of the note payable, which differs from its carrying value, is determined using the Company’s estimated discount rate, volatility and risk-free rate, which are considered Level 3 inputs. As of December 31, 2025, the fair value of the note payable was $160.2 million. As of December 31, 2024, the carrying value of the note payable approximates the fair value (Level 3 inputs).

The debt issuance costs and discount will be amortized to interest expense over the term of the Notes based on the effective interest rate method. As of December 31, 2025 and 2024, the effective interest rate was 12.7% and 12.3%, respectively. During the year ended December 31, 2025, interest expense related to the note payable was $14.4 million, including $2.7 million related to discount amortization. During the year ended December 31, 2024, interest expense related to the note payable was $10.3 million, including $1.3 million related to discount amortization.

As of December 31, 2025, future principal payments, including the incurred PIK interest and Final Fee, are as follows (in thousands):

Year Ending December 31,
2028	$43,899
2029	93,648
Total	$137,547

As of December 31, 2025, the Company was in full compliance with all financial covenants of the Amended A&R Loan Agreement.

11. License Agreement

On April 8, 2021, the Company entered into a license agreement with Pfizer Inc. (“Pfizer”) to research, develop, manufacture and commercialize gedatolisib. During 2021, the Company paid $5.0 million in upfront fees and issued 349,406 shares of the Company’s common stock to Pfizer pursuant to an Equity Grant Agreement.

The Company is also required to make milestone payments to Pfizer upon achievement of certain development and commercial milestone events, up to an aggregate of $335.0 million. One of these milestone events requires a $5.0 million payment within 60 days following the FDA regulatory filing of a New Drug Application (“NDA”) for gedatolisib. The FDA granted the Company’s request to submit its NDA via the FDA’s Real-Time Oncology Review (“RTOR”) program, and the Company completed its final NDA submission to the FDA in November 2025. The Company recorded the $5.0 million NDA filing milestone as research and development expense in June 2025. As of December 31, 2025, this amount was included in other accrued expenses on the Company’s balance sheets. Additionally, the Company will pay Pfizer tiered royalties on sales of gedatolisib at percentages ranging from the low to mid-teens, which may be subject to deductions for expiration of valid patent claims, amounts due under third-party licenses and generic competition. Unless earlier terminated, the license agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (a) 12 years following the date of first commercial sale of such product in such country, (b) the expiration of all regulatory or data exclusivity in such country for such product, or (c) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe, but for the license granted in the license agreement, a valid claim of a licensed patent right.

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

12. Income Taxes

No income tax benefit was recorded during the years ended December 31, 2025 and 2024, due to net losses and recognition of a valuation allowance. The following table, which reflects the Company’s retrospective adoption of ASU 2023-09, presents a reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate, including the amount (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
Tax benefit at statutory rate	$(37,179)	21.0%	$(23,474)	21.0%
State income tax benefit, net of federal tax effect	(14)	—	(3)	—
Federal change in valuation allowance on deferred tax assets	38,249	(21.6)	23,797	(21.3)
Federal research and development credits	(1,358)	0.8	(982)	0.9
Prior year adjustments	(343)	0.2	(3)	—
Non-deductible items	645	(0.4)	665	(0.6)
Income tax expense (benefit)	$—	—%	$—	—%

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing a series of corporate tax changes in the U.S., including 100% bonus depreciation on qualified property and full expensing of domestic research and development expenditures. The impacts of OBBBA are reflected in our results of operations during the year ended December 31, 2025. OBBBA did not have a material impact on the Company’s effective income tax rate and its net deferred tax assets as the Company maintains a full valuation allowance.

Deferred tax assets (liabilities) reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, Income Taxes, the Company recorded a valuation allowance to fully offset the net deferred tax assets as of December 31, 2025 and 2024, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets (liabilities) were (in thousands):

	As of December 31,
	2025	2024
Gross deferred tax assets (liabilities):
Accrued expenses	$253	$459
Stock-based compensation	6,056	2,861
Property and equipment	463	420
Right-of-use assets	(11)	(45)
Lease liabilities	12	48
Section 174 expenditures	48,070	30,133
Start-up expenditures	21,955	12,998
Net operating losses and tax credits	23,483	13,340
Deferred tax assets before valuation allowance	100,281	60,214
Valuation allowance	(100,281)	(60,214)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $83.3 million and $4.8 million, respectively. The federal and state net operating loss carryforwards for 2017 will begin to expire during the year ending December 31, 2037. The federal net operating loss carryforwards starting in 2018 have no expiration. These deferred tax assets were subject to a full valuation allowance as of December 31, 2025 and 2024.

As of December 31, 2025, the Company had federal and state research and development tax credit carryforwards resulting in deferred tax assets of $4.3 million and $2.0 million, respectively. The federal and state credit carryforwards will begin to expire during the years ending December 31, 2038 and December 31, 2033, respectively. These deferred tax assets were subject to a full valuation allowance as of December 31, 2025 and 2024.

Under the provisions of Section 382 of the Internal Revenue Code of 1986, certain substantial changes in the Company’s ownership, including a sale of the Company, or significant changes in ownership due to sales of equity, may limit in the future the amount of net operating loss carryforwards available to offset future taxable income.

The Company recognizes uncertain tax positions in accordance with ASC 740 on the basis of evaluating whether it is more-likely-than not that the tax positions will be sustained upon examination by tax authorities. For those tax positions that meet the more-likely-than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement. As of December 31, 2025 and 2024, the Company had no significant uncertain tax positions. There are no unrecognized tax benefits included on the balance sheets that would, if recognized, impact the effective tax rate. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company is no longer subject to U.S. federal income tax examinations for years before 2022, although carryforward attributes that were generated before 2022 may still be adjusted upon examination if used in a future period. State income tax statutes vary by jurisdiction. In most states in which the Company operates, the statute of limitations remains open for four years, and accordingly, the Company is generally no longer subject to state income tax examinations for years before 2021.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of general and administrative expenses. As of December 31, 2025, the Company had no accrued interest or penalties and no amounts were recognized in the statements of operations.

During the years ended December 31, 2025 and 2024, the Company made state tax payments which were deemed immaterial.

13. Subsequent Events

On January 9, 2026, the Company filed a new registration statement and accompanying prospectus supplement, which increased the aggregate offering amount under the Open Market Sale Agreement to $400.0 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”) in Internal Control-Integrated Framework. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our system of internal control over financial reporting was effective as of such date.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to our designation as a small reporting company or SRC and Non-Accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes to our system of internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our system of internal controls over financial reporting.

ITEM 9B. Other Information

Trading Plans

On December 8, 2025, Oncology Diagnostic & Drug Development Consulting LLC, an entity controlled by Richard E. Buller, adopted a 10b5-1 plan for the sale of up to 12,000 shares of Celcuity Inc. common stock beginning March 18, 2026 through December 23, 2026.

During the three months ended December 31, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I, Item 1 of this Annual Report under the caption “Information About Our Executive Officers.”

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

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) under the captions “Corporate Governance” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Definitive Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item 14 will be contained in the Definitive Proxy Statement under the caption “Proposal No. 2, Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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

Dated: March 26, 2026		CELCUITY INC.

	By	/s/ Brian F. Sullivan
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

Signature	Title	Date

/s/ Brian F. Sullivan	Chairman and Chief Executive Officer	March 26, 2026
Brian F. Sullivan	(Principal Executive Officer)

/s/ Vicky Hahne	Chief Financial Officer	March 26, 2026
Vicky Hahne	(Principal Financial and Accounting Officer)

/s/ Lance G. Laing	Chief Science Officer, Vice President and Secretary, and	March 26, 2026
Lance G. Laing	Director

/s/ Richard E. Buller	Director	March 26, 2026
Richard E. Buller

/s/ Dave F. Dalvey	Director	March 26, 2026
Dave F. Dalvey

/s/ Leo T. Furcht	Director	March 26, 2026
Leo T. Furcht

/s/ Polly A. Murphy	Director	March 26, 2026
Polly A. Murphy

/s/ Richard J. Nigon	Director	March 26, 2026
Richard J. Nigon

/s/ Charles R. Romp	Director	March 26, 2026
Charles R. Romp

EXHIBIT INDEX

CELCUITY INC.

FORM 10-K

Exhibit No.	Description

2.1	Form of Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

3.1	Certificate of Incorporation of the Company, as amended, including the Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2024).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

4.1	Specimen Certificate representing shares of common stock of Celcuity Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

4.2*	Description of Registered Securities.

4.3	Form of Warrant to Purchase Units of Membership Interest issued by Celcuity LLC to Cedar Point Capital, LLC, as placement agent of membership units and unsecured convertible promissory notes of Celcuity LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

4.4	Form of Warrant issued by Celcuity Inc. to Innovatus Life Sciences Lending Fund I, LP in connection with the Loan and Security Agreement dated April 8, 2021 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.5	Equity Grant Agreement, dated April 7, 2021, between the Company and Pfizer Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021).

4.6	Form of Pre-Funded Warrant to Purchase Common Stock issued by Celcuity Inc. in connection with the Securities Purchase Agreement, dated October 18, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

4.7	Form of Amendment to Placement Agent’s Warrants, dated February 13, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

4.8	Form of Amendment to Warrants to Purchase Shares of Common Stock, dated February 13, 2024 (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

4.9	Form of Warrant to Purchase Stock issued by Celcuity Inc. in connection with the Amended and Restated Loan Agreement, dated May 30, 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2024).

4.10	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2025).

4.11	Indenture, dated as of August 1, 2025, between Celcuity Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025).

4.12	First Supplemental Indenture, dated as of August 1, 2025, between Celcuity Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2025).

4.13	Form of Certificate Representing the 2.750% Convertible Senior Notes due 2031 (included as Exhibit A in Exhibit 4.12 above).

4.14	Form of Warrant to Purchase Stock issued by Celcuity Inc. in connection with the Third Amendment to Amended and Restated Loan and Security Agreement, dated September 9, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2025).

10.1+	Celcuity Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.2+	Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.3+	Amendment to the Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2023).

10.4+	Form of Stock Option Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.5+	Form of Restricted Stock Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.6+	Form of Restricted Stock Unit Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.7+	Form of Stock Appreciation Rights Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.8+	Celcuity LLC 2012 Equity Incentive Plan, adopted August 10, 2012, as amended by First Amendment to the Celcuity LLC 2012 Equity Incentive Plan, adopted November 12, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.9+	Form of Unit Option Agreement pursuant to the Celcuity LLC 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.10	Commercial Lease, dated September 28, 2017, between West Glen Development I, LLC and Celcuity, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2017).

10.11	Commercial Lease, First Amendment to Lease, dated July 28, 2020, between West Glen Development I, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020).

10.12	Commercial Lease, Second Amendment to Lease, dated July 19, 2021, between West Glen Development I, LLC and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.13	Commercial Lease, Third Amendment to Lease, dated July 27, 2022, by and between West Glen Development I, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.14	Commercial Lease, Fourth Amendment to Lease, dated March 13, 2023, by and between West Glen Development I, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

10.15	Clinical Trial Agreement, dated May 8, 2017, by and between NSABP Foundation, Inc. and Celcuity LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.16	Amendment No. 1, Clinical Trial Agreement for FB-12 Phase II Study, by and between NSABP Foundation, Inc and the Company, dated October 15, 2020 (incorporated by reference Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on February 16, 2021).

10.17+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Brian F. Sullivan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.18+	Confidentiality, Assignment of Inventions and Non-Competition Agreement, dated November 15, 2011, between Celcuity LLC and Lance G. Laing (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.19+	Confidentiality, Non-Compete, and Proprietary Rights Agreement, dated May 17, 2017, between Celcuity LLC and Vicky Hahne (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 23, 2017).

10.20	Form of Indemnification Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 12, 2017).

10.21†	License Agreement, dated April 8, 2021, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.22†	Amendment No. 1 to License Agreement, dated May 6, 2021, by and between the Company and Pfizer Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.23	Open Market Sale AgreementSM, dated February 4, 2022, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

10.24	Securities Purchase Agreement, dated May 15, 2022, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.25	Registration Rights Agreement, dated May 15, 2022, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.26	Loan and Security Agreement, dated as of April 8, 2021, by and between the Company and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2021).

10.27	First Amendment to Loan and Security Agreement, dated August 9, 2022, by and among the Company and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.28	Securities Purchase Agreement, dated October 18, 2023, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.29	Registration Rights Agreement, dated October 18, 2023, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2023).

10.30	Second Amendment to Loan and Security Agreement, dated March 29, 2024, by and among the Company and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2024).

10.31+	Amendment to the Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2024).

10.32+	Amendment to Form of Stock Option Agreement pursuant to Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.33+	Form of Non-Qualified Stock Option Transfer Agreement pursuant to Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024).

10.34†	Amended and Restated Loan and Security Agreement, dated May 30, 2024, by and among the Company, Innovatus Life Sciences Lending Fund I, LP, as collateral agent, and the Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2024).

10.35+	Celcuity Inc. Change in Control and Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

10.36+	Form of Stock Option Agreement (Performance-Based) pursuant to Celcuity Inc. Amended and Restated 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

10.37	First Amendment to Amended and Restated Loan and Security Agreement, dated May 13, 2025, by and among the Company, Innovatus Life Sciences Lending Fund I, LP, as collateral agent, the Lenders named therein and Oxford Finance LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

10.38	Second Amendment to Amended and Restated Loan and Security Agreement, dated July 28, 2025, by and among the Company, Innovatus Life Sciences Lending Fund I, LP, as collateral agent, the Lenders named therein and Oxford Finance LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

10.39†	Third Amendment to Amended and Restated Loan and Security Agreement, dated September 9, 2025, by and among the Company, Oxford Finance LLC, as collateral agent, the Lenders named therein and Innovatus Life Sciences Lending Fund I, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2025).

10.40+*	Form of Restricted Stock Unit Agreement pursuant to Celcuity Inc. 2017 Stock Incentive Plan.

19*	Celcuity Inc. Policy to Prohibit Insider Trading.

23.1*	Consent of Boulay PLLP.

24.1*	Power of Attorney (included on the signature page).

31.1*	Certification of principal executive officer required by Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Rule 13a-14(a).

32.1**	Section 1350 Certification of principal executive officer.

32.2**	Section 1350 Certification of principal financial officer.

97	Celcuity Inc. Policy for the Recoupment of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).

101	The following information from the Annual Report on Form 10-K of the Company for the year ended December 31, 2025, formatted, in Inline XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, (v) the Notes to Financial Statements, and (vi) the information under Part II, Item 9B “Other Information.”

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.
†	Certain portions have been omitted from this exhibit.

