Form 10-Q
period 2026-06-30
Celcuity Inc.
filed 2026-08-13
CIK 1603454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, there were 48,931,908 shares of the registrant’s common stock outstanding.

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
•
our plans to develop and commercialize our products, and our expectations about the market opportunity for REVTORPYK™ (gedatolisib) in the United States and internationally, and our ability to serve those markets;
•
our expectations with respect to our competitive advantages, including the potential efficacy of gedatolisib in various patient types alone or in combination with other treatments, and our interpretation of the data from the PIK3CA mutant-type (“MT”) cohort of the VIKTORIA-1 Phase 3 clinical trial;
•
our expectations regarding the timeline of patient enrollment and results from clinical trials for gedatolisib, including our ongoing VIKTORIA-2 Phase 3 and CELC-G-201 Phase 1b/2 clinical trials;
•
our expectations regarding our ability to maintain U.S. Food and Drug Administration (“FDA”) approval of REVTORPYK, obtain approval for any supplemental NDAs (“sNDAs”) we submit to the FDA, and obtain regulatory approvals to commercialize REVTORPYK outside the United States;
•
our expectations regarding governmental laws and regulations affecting our operations, including, without limitation, developments in laws and regulations or their interpretation, including, among others, changes in tax laws and regulations internationally and in the United States, and laws that affect our operations and our laboratory;
•
our expectations with respect to the development, validation, required approvals, costs, and development and regulatory timelines, of investigational uses of gedatolisib;
•
our plans with respect to research and development and related expenses for the foreseeable future;
•
our beliefs about our ability to capitalize on the exclusive global development and commercialization rights obtained from our license agreement with Pfizer Inc. (“Pfizer”) dated April 8, 2021, with respect to gedatolisib (the "License Agreement");
•
our expectations regarding the future payments that may be owed to Pfizer under the License Agreement;
•
our beliefs with respect to the potential rate and degree of market acceptance and clinical utility of REVTORPYK, both in the United States and internationally;
•
our revenue expectations;
•
our expectations regarding business development activities, including collaborations with pharmaceutical companies;

•
our plans with respect to pricing in the United States and internationally, and our ability to obtain reimbursement for REVTORPYK, including expectations as to our ability or the amount of time it will take to achieve successful reimbursement from third-party payors, such as commercial insurance companies and health maintenance organizations, and from government insurance programs, such as Medicare and Medicaid;
•
our expectations as to the use of proceeds from our financing activities;
•
our expectations with respect to availability of capital in the future, and our assumption that we will have adequate authorized shares for future equity issuances;
•
our beliefs regarding the adequacy of our cash on hand to fund our clinical trials, anticipated commercial launch expenses, capital expenditures, working capital, and other general corporate expenses, as well as the costs associated with being a public company;
•
our plans with respect to potentially raising capital; and
•
our expectations regarding our ability to obtain and maintain intellectual property protection for REVTORPYK, including its current and future formulations, indications and methods of use.

These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Certain risks, uncertainties and other factors include, but are not limited to, our potential inability to develop, validate, and obtain future regulatory approvals for additional formulations, indications and methods of use of REVTORPYK and/or gedatolisib; our inability to maintain regulatory approval for and commercialize REVTORPYK on a timely basis or at all; the uncertainties and costs associated with clinical studies and with developing and commercializing pharmaceuticals; the complexity and difficulty of demonstrating the safety and sufficient magnitude of benefit to obtain regulatory approval of any sNDA for REVTORPYK and/or gedatolisib and other products we may develop; challenges we may face in developing and maintaining relationships with pharmaceutical company partners, including our current and any future suppliers of our product candidate; obtaining, and maintaining continuity of, clinical and commercial supply of REVTORPYK and/or gedatolisib; the uncertainty and costs associated with clinical trials; the uncertainty regarding market acceptance by physicians, patients, third-party payors and others in the medical community, and with the size of market opportunities available to us; difficulties we may face in managing growth, such as hiring and retaining a qualified sales force and attracting and retaining key personnel; changes in government regulations; tightening credit markets and limitations on access to capital; stock market volatility or other factors that may affect our ability to access capital on favorable terms or at all; and obtaining and maintaining intellectual property protection for REVTORPYK, and future formulations of gedatolisib, and the time and expense associated with enforcing our intellectual property rights against third parties, and defending third-party claims of intellectual property infringement, investigations or litigation threatened or initiated against us.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Celcuity Inc.

Condensed Balance Sheets

(in thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,049	$165,703
Investments	571,995	275,794
Prepaid clinical trial costs	12,996	18,896
Other current assets	8,801	5,266
Total current assets	775,841	465,659
Property and equipment, net	611	499
Intangible assets, net	50,000	—
Operating lease right-of-use assets	1,107	51
Other non-current assets	661	349
Total assets	$828,220	$466,558
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$8,093	$6,407
Accrued clinical trial costs	7,942	16,826
Accrued license milestone	50,000	5,000
Other accrued expenses	20,581	15,865
Operating lease liabilities, current	257	54
Total current liabilities	86,873	44,152
Operating lease liabilities, non-current	893	—
Convertible notes	753,235	195,324
Note payable	—	126,527
Total liabilities	841,001	366,003
Commitments and contingencies (Note 6)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 2,500,000 shares authorized as of June 30, 2026, and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026, and December 31, 2025	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized as of June 30, 2026, and December 31, 2025; 48,922,556 and 48,244,960 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	49	48
Additional paid-in capital	567,772	549,404
Accumulated deficit	(580,602)	(448,897)
Total stockholders' equity (deficit)	(12,781)	100,555
Total liabilities and stockholders' equity (deficit)	$828,220	$466,558

See accompanying notes to the unaudited condensed financial statements.

Celcuity Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$31,077	$36,415	$64,140	$66,174
Selling, general and administrative	35,041	7,594	52,485	13,968
Total operating expenses	66,118	44,009	116,625	80,142
Loss from operations	(66,118)	(44,009)	(116,625)	(80,142)

Other (expense) income:
Interest expense	(5,423)	(3,204)	(11,508)	(6,387)
Interest income	4,154	1,945	7,905	4,264
Loss on debt extinguishment	(11,477)	—	(11,477)	—
Other expense, net	(12,746)	(1,259)	(15,080)	(2,123)
Net loss before income taxes	(78,864)	(45,268)	(131,705)	(82,265)
Income taxes	—	—	—	—
Net loss	$(78,864)	$(45,268)	$(131,705)	$(82,265)

Net loss per share, basic and diluted	$(1.44)	$(1.04)	$(2.41)	$(1.90)

Weighted average common shares outstanding, basic and diluted	54,816,437	43,663,364	54,640,608	43,359,748

See accompanying notes to the unaudited condensed financial statements.

Celcuity Inc.

Condensed Statements of Changes in Stockholders' Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2025	48,244,960	$48	—	$—	$549,404	$(448,897)	$100,555
Stock-based compensation	215	—	—	—	5,325	—	5,325
Exercise of common stock options, net of shares withheld for exercise price	56,427	—	—	—	455	—	455
Exercise of common stock warrants, net of shares withheld for exercise price	45,788	—	—	—	31	—	31
Net loss	—	—	—	—	—	(52,841)	(52,841)
Balance as of March 31, 2026	48,347,390	48	—	—	555,215	(501,738)	53,525
Stock-based compensation	—	—	—	—	6,904	—	6,904
Employee stock purchases	60,604	—	—	—	798	—	798
Exercise of common stock options, net of shares withheld for exercise price	170,760	—	—	—	1,488	—	1,488
Conversion of Term A Loan outstanding principal to common stock	343,802	1	—	—	3,367	—	3,368
Net loss	—	—	—	—	—	(78,864)	(78,864)
Balance as of June 30, 2026	48,922,556	$49	—	$—	$567,772	$(580,602)	$(12,781)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	37,143,242	$37	317,577	$—	$387,437	$(271,855)	$115,619
Stock-based compensation	—	—	—	—	2,444	—	2,444
Exercise of common stock options, net of shares withheld for exercise price	500	—	—	—	2	—	2
Exercise of common stock warrants, net of shares withheld for exercise price	695,650	1	—	—	5,599	—	5,600
Net loss	—	—	—	—	—	(36,997)	(36,997)
Balance as of March 31, 2025	37,839,392	38	317,577	—	395,482	(308,852)	86,668
Stock-based compensation	1,029	—	—	—	2,704	—	2,704
Conversion of preferred stock to common stock	1,044,260	1	(104,426)	—	(1)	—	—
Employee stock purchases	26,966	—	—	—	253	—	253
Exercise of common stock options, net of shares withheld for exercise price	2,561	—	—	—	18	—	18
Net loss	—	—	—	—	—	(45,268)	(45,268)
Balance as of June 30, 2025	38,914,208	$39	213,151	$—	$398,456	$(354,120)	$44,375

See accompanying notes to the unaudited condensed financial statements.

Celcuity Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(131,705)	$(82,265)
Adjustments to reconcile net loss to net cash and cash equivalents used in operations:
Depreciation	106	77
Stock-based compensation	12,229	5,148
Amortization of debt issuance costs and discount	2,466	1,088
Payment-in-kind interest	582	501
Non-cash investment (income) expense	(551)	340
Non-cash operating lease expense	62	(2)
Loss on debt extinguishment	11,477	—
Changes in operating assets and liabilities:
Prepaid clinical trial costs	5,900	(4,634)
Other current assets	(3,555)	(617)
Accounts payable	1,804	1,840
Accrued clinical trial costs	(8,884)	4,277
Accrued license milestone	(5,000)	—
Other accrued expenses	4,578	2,182
Net cash used in operating activities	(110,491)	(72,065)
Cash flows from investing activities:
Proceeds from maturities of investments	165,000	196,738
Purchases of investments	(460,650)	(106,521)
Purchases of property and equipment	(300)	(99)
Purchases of capitalized software	(121)	—
Net cash provided by (used in) investing activities	(296,071)	90,118
Cash flows from financing activities:
Proceeds from employee stock purchases	798	253
Proceeds from exercise of common stock options	1,883	20
Proceeds from exercise of common stock warrants	31	5,600
Proceeds from convertible notes, net of debt issuance costs of $17,584 and $0 during the six months ended June 30, 2026 and 2025, respectively	557,416	—
Repayment of note payable	(137,017)	—
Payments for debt issuance costs	—	(40)
Payments for secondary registration statement costs	(203)	(47)
Net cash provided by financing activities	422,908	5,786
Net change in cash and cash equivalents	16,346	23,839
Cash and cash equivalents:
Beginning of period	165,703	22,515
End of period	$182,049	$46,354

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,441	$4,799
Cash paid for operating leases	$74	$109

Supplemental disclosures of non-cash investing and financing activities:
Purchase of intangible assets in accrued license milestone	$50,000	$—
Conversion of Term A Loan to shares of common stock	$3,368
Right-of-use asset obtained in exchange for operating lease liability	$1,150	$—
Debt issuance costs included in other accrued expenses	$172	$—
Exercise of common stock options pending receipt of cash proceeds	$60	$—
Secondary registration statement costs included in accounts payable	$—	$47
Property and equipment included in accounts payable	$—	$1

See accompanying notes to the unaudited condensed financial statements.

CELCUITY INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Organization and Liquidity

Organization

Celcuity Inc., a Delaware corporation (the “Company”), is a biotechnology company developing and commercializing targeted therapies for the treatment of multiple solid tumor indications. The Company’s first FDA-approved product is REVTORPYKTM (gedatolisib), a potent pan-PI3K and mTORC1/2 inhibitor that comprehensively blockades the phosphatidylinositol 3-kinase (“PI3K”), serine/threonine-protein kinase protein kinase B (“AKT”), mechanistic target of rapamycin (“mTOR”), or PI3K/AKT/mTOR ("PAM"), pathway. Its mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3Kα, AKT or mTORC1 alone or together. The Company's Phase 3 clinical trial, VIKTORIA-1, evaluated gedatolisib in combination with fulvestrant, with or without palbociclib, for the treatment of patients with hormone receptor-positive ("HR+"), human epidermal growth factor receptor 2-negative ("HER2-") locally advanced or metastatic breast cancer (“ABC”). Data from this trial is the basis for FDA approval of REVTORPYK for use in adult patients with HR+/HER2- ABC without a PIK3CA mutation detected following progression on or after treatment with at least one line of endocrine therapy in the metastatic setting (the "FDA Approval"). Results for the PIK3CA mutant cohort of the VIKTORIA-1 study have been released. The Company's Phase 3 clinical trial, VIKTORIA-2, is an ongoing trial incorporating two independent studies, Study 1 and Study 2, in two separate cohorts of patients with ABC who are treatment-naïve in the advanced setting. Study 1 is evaluating gedatolisib in combination with palbociclib and fulvestrant as first-line treatment for patients with endocrine-resistant HR+/HER2- ABC. Study 2 is evaluating gedatolisib in combination with palbociclib and letrozole as first-line treatment for patients with endocrine-sensitive HR+/HER2- ABC. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with metastatic castration-resistant prostate cancer ("mCRPC"), is ongoing. The Company was co-founded in 2012 by Brian F. Sullivan and Dr. Lance G. Laing and is based in Minnesota.

Liquidity

Since inception, the Company has not generated any revenue from product sales or other sources and has incurred operating losses and negative cash flows from operations. The Company’s primary uses of cash, cash equivalents, and investments to date have been funding clinical trials and research and development activities, the scaling of commercial launch-related activities such as marketing, supply chain, distribution, market access and other commercial operations, business planning, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, leasing premises and associated capital expenditures, raising capital, and providing general and administrative support for these operations. As of June 30, 2026, the Company had an accumulated deficit of $580.6 million. To date, the Company has funded operations primarily through private placements, registered offerings of its equity securities, convertible notes, and borrowings under loan agreements.

As of June 30, 2026, the Company had $754.0 million in cash, cash equivalents and short-term investments. The Company believes its existing cash, cash equivalents and short-term investments will be sufficient to fund planned operations for at least one year from the issuance of these unaudited condensed financial statements.

The Company is subject to risks common to companies in the development and early commercialization stage including, but not limited to, the clinical success of investigational uses of gedatolisib, and the commercial success of its first approved drug product, REVTORPYK; its ability to obtain the regulatory approval of any sNDAs for gedatolisib; its ability to obtain regulatory approval to commercialize REVTORPYK outside the United States; the potential need for additional financing to achieve its goals; the uncertainty of broad adoption of its approved product by physicians and consumers; and significant competition.

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

Pre-Launch Inventory

The Company expenses pre-launch inventory as research and development expense in the period incurred unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where the Company also expects the future economic benefit from the sales of the product candidate to be realized. As of June 30, 2026, the Company had not capitalized any pre-launch inventory.

Property and Equipment

As the Company prepares for the commercial launch of REVTORPYK, it reevaluated the estimated useful lives of its property and equipment as follows:

Asset description	Estimated useful life
Lab equipment	5 years
Furniture and fixtures	5 years
Office and computer equipment	3 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

The change in estimated useful lives does not have a material impact on the Company's depreciation expense.

License Agreement

The License Agreement is being accounted for as an asset acquisition under U.S. GAAP.

The License Agreement requires payments for upfront fees and upon the achievement of certain development and commercial milestones. Upfront fees and developmental milestone payments incurred prior to regulatory approval are expensed as research and development expense, with upfront fees recognized upon receipt of the license and development milestones recognized when achievement of the milestone becomes probable. Payments for development milestones incurred upon or after regulatory approval, for which the related intangible asset has an alternative future use, are capitalized as finite-lived intangible assets. Commercial milestone payments are expensed as cost of sales when the related sales threshold is achieved.

Finite-Lived Intangible Assets

Finite-lived intangible assets consist of milestone payments capitalized under license agreements upon or after regulatory approval and are recorded at cost. These assets are amortized on a straight-line basis over their estimated remaining useful lives. Amortization begins when the intangible asset is available for its intended use, which occurs upon commercial launch of the related product, and is recorded as a component of cost of sales on the condensed statements of operations. The Company evaluates the remaining useful lives of finite-lived intangible assets each reporting period and accounts for any revision to the remaining amortization period prospectively.

Long-Lived Assets

Long-lived assets, such as property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of employee-related costs, including salaries, benefits, stock-based compensation and recruiting costs for personnel in executive, sales, market access, marketing, commercial operations, legal, finance and support functions. Non-employee-related expenses consist primarily of professional and consulting fees, software costs, the acquisition of data and other launch-related activities incurred to support the commercialization of REVTORPYK, legal services associated with being a public company, director and officer insurance, investor relations, and travel expenses.

In connection with the FDA Approval, certain prior period amounts have been reclassified from research and development expenses to selling, general and administrative expenses to conform to the current period presentation. During the three and six months ended June 30, 2025, the Company reclassified $3.8 million and $6.3 million, respectively, from research and development expenses to selling, general and administrative expenses. There were no changes to previously reported total operating expenses or net loss.

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

3. Net Loss Per Common Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the convertible notes, options, warrants, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and preferred stock have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same.

The following table summarizes the potentially-dilutive shares that have been excluded from the calculation of diluted weighted-average shares outstanding because their inclusion would be anti-dilutive:

	As of June 30,
	2026	2025
Convertible notes as-if-converted-to-common stock	11,760,359	—
Options to purchase common stock	5,538,226	5,075,566
Warrants to purchase common stock	225,705	4,825,502
Restricted stock awards and restricted stock units	326,411	1,029
Preferred stock as-if-converted-to-common stock	—	2,131,510
Total	17,850,701	12,033,607

The maximum number of shares of common stock issuable upon conversion of the Company’s 2.750% Senior Notes due 2031 (the “2031 Notes”) is 5,296,053. As of June 30, 2026, the number of shares issuable would be 3,923,002 if the 2031 Notes were converted in full. The maximum number of shares of common stock issuable upon conversion of the Company’s 0.250% Senior Notes due 2032 (the “2032 Notes”) is 6,464,306. As of June 30, 2026, the number of shares issuable would be 4,617,361 if the 2032 Notes were converted in full.

As of June 30, 2026 and 2025, pre-funded warrant shares of 6,147,787 and 5,747,787, respectively, were included in the computation of basic and diluted net loss per share, as the pre-funded warrants are exercisable for nominal consideration.

4. Investments

Debt investments for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at historical cost adjusted for amortization of premiums and accretion of discounts. Expected credit losses, if any, are recorded through the establishment of an allowance for credit losses. All of the Company’s held-to-maturity investments are U.S. treasury securities that are guaranteed or otherwise supported by the U.S. government and have no history of credit losses. Accordingly, the Company does not expect to incur any credit losses on held-to-maturity investments and has no allowance for credit losses recorded for these investments. As of June 30, 2026, all of the Company’s held-to-maturity investments had maturities of one year or less.

The following tables summarize the Company’s held-to-maturity investments (in thousands):

	June 30, 2026
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. treasury securities	$571,995	$—	$(113)	$571,882
Total	$571,995	$—	$(113)	$571,882

	December 31, 2025
	Amortized Cost, as Adjusted	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. treasury securities	$275,794	$225	$—	$276,019
Total	$275,794	$225	$—	$276,019

The fair value of the Company’s U.S. treasury securities is determined using quoted prices in active markets for similar assets or other inputs that are observable or can be corroborated by observable market data, which are considered Level 2 inputs.

There were no changes in valuation techniques or transfers between levels within the fair value hierarchy during the periods presented.

5. Other Accrued Expenses

Other accrued expenses consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Employee compensation and benefits	$8,722	$8,338
Research and development costs	3,917	1,218
Consulting and professional fees	3,534	2,335
Interest	2,398	3,379
Other	2,010	595
Total	$20,581	$15,865

6. Commitments

Operating Leases

In November 2025, the Company entered into a lease for clinical laboratory and office space in Minnesota for 19,594 square feet. The lease term commenced in April 2026 and is 62 months with two options to extend the lease term for five years each. The Company also has a one-time option to terminate the lease at the end of the third year, provided certain conditions are met. To exercise this option, the Company must pay a termination fee equal to eight months’ rent plus the landlord’s unamortized transaction costs, which include abated rent, tenant improvement allowances and broker fees. The initial annual lease payment is $0.3 million and increases by 3.5% on an annual basis, resulting in total undiscounted future minimum lease payments of $1.5 million over the initial 62-month term. The Company classified the lease as an operating lease and recognized an initial right-of-use asset and lease liability of $1.1 million using a discount rate of 8.7%. As the implicit rate is not readily determinable for the lease, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments.

In April 2026, the Company's previous lease for clinical laboratory and office space terminated in accordance with the applicable lease agreement.

Clinical Research Studies

The Company enters into contracts in the normal course of business to conduct research and development programs internally and through third-party service providers that include, among others, arrangements with vendors, consultants, contract manufacturing organizations, and contract research organizations. Contracts related to the Company’s ongoing clinical trials are generally cancelable with advance notice and the Company’s obligations under these contracts are primarily based on services performed through termination dates plus certain cancelation charges, if any, as defined in each of the respective agreements. In addition, these agreements may, from time to time, be subject to amendments as a result of any change orders executed. As of June 30, 2026, the Company had $3.0 million of non-cancelable purchase commitments with respect to these arrangements.

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

The Company accounts for these arrangements in accordance with ASC 825-20, Registration Payment Arrangements. The required registration statement has been timely filed and declared effective by the SEC, and as of June 30, 2026, the Company remains in compliance with the maintenance requirements. Management has determined that it is not probable that the Company will be obligated to pay any liquidated damages; accordingly, no liability has been recorded for these arrangements.

7. Stockholders' Equity (Deficit)

Capital Stock

As of June 30, 2026, the Company’s authorized capital stock consisted of 95,000,000 shares of common stock, of which 48,922,556 shares were outstanding, and 2,500,000 shares of preferred stock, including 1,850,000 shares designated as Series A preferred stock, of which none were outstanding. As of June 30, 2026, no dividends have been declared on the Company’s capital stock.

July 2025 Equity Offering

On July 30, 2025, the Company entered into an underwriting agreement (the “Equity Underwriting Agreement”) with Jefferies LLC (“Jefferies”), TD Securities (USA) LLC, and Leerink Partners LLC as representatives (the “Representatives”) of the several underwriters named therein (collectively, the “2031 Underwriters”) agreeing, subject to customary conditions, to issue and sell in a public offering (i) 1,836,842 shares (the “Shares”) of the Company’s common stock, at a price to the public of $38.00 per Share and (ii) in lieu of Shares to certain investors, pre-funded warrants to purchase up to 400,000 shares of common stock (the “Pre-Funded Warrants”), at a price to the public of $37.999 per Pre-Funded Warrant, which represents the per share public offering price for the Shares less the $0.001 per share exercise price for each such Pre-Funded Warrant (the “Equity Offering”). In addition, pursuant to the Equity Underwriting Agreement, the Company granted the 2031 Underwriters an option to purchase up to an additional 335,526 shares of common stock (the “Option Shares”), less underwriting discounts and commissions. The 2031 Underwriters exercised their option to purchase the Option Shares in full on July 30, 2025. The Equity Offering was completed on July 31, 2025.

The net proceeds from the Equity Offering, after deducting underwriting discounts and commissions and offering expenses, were $91.6 million, including the proceeds from the 2031 Underwriters’ exercise of their option in full to purchase the Option Shares. The Company may also receive nominal proceeds, if any, from the exercise of the Pre-Funded Warrants.

Common Stock Warrants

The following table summarizes the activity for all common stock warrants outstanding:

	Common stock warrants	Weighted- average exercise price per share
Outstanding as of December 31, 2025	6,422,560	$0.53
Issued	—	—
Exercised	(45,788)	7.60
Surrendered upon cashless exercise	(3,280)	7.56
Expired	—	—
Outstanding as of June 30, 2026	6,373,492	$0.48

8. Stock-Based Compensation

2026 Stock Incentive Plan

On April 1, 2026, the board of directors (the “Board”) approved the Company’s 2026 Stock Incentive Plan (“the 2026 Plan”). The 2026 Plan became effective on May 14, 2026, the date it was approved by the Company’s stockholders.

The 2026 Plan provides for the grant of options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. The exercise price of each option granted under the 2026 Plan is not less than the fair market value of one share on the grant date. The maximum permitted term of options granted under the 2026 Plan is ten years. The 2026 Plan is generally administered by the compensation committee of the Board, which has the authority to interpret the 2026 Plan, grant awards and make all other determinations necessary for the administration of the 2026 Plan.

The number of shares reserved for issuance under the 2026 Plan will automatically increase on January 1 of each year from 2027 to 2036 by the number of shares equal to 1.0% of the aggregate number of outstanding shares of common stock as of the immediately preceding December 31. However, the Board may reduce the amount of the increase in any particular year.

As of June 30, 2026, the number of shares available for issuance under the 2026 Plan was 2,956,270.

2017 Amended and Restated Stock Incentive Plan

The number of shares reserved for issuance under the 2017 Amended and Restated Stock Incentive Plan (the "2017 Plan") was automatically increased by 482,450 and 371,432 shares on January 1, 2026 and 2025, respectively. During the six months ended June 30, 2025, the Board and the stockholders approved a 3,000,000 share increase to the number of shares reserved for issuance under the 2017 Plan.

Upon the approval of the 2026 Plan, no further awards may be made under the 2017 Plan. Outstanding awards granted under the 2017 Plan continue to remain subject to the terms and conditions of the 2017 Plan. Any shares subject to awards outstanding under the 2017 Plan that expire, are cancelled, forfeited, or settled in cash will become available for issuance under the 2026 Plan.

Stock Options

The following table summarizes the activity for all stock options outstanding:

	Shares	Weighted- average exercise price per share	Weighted- average remaining contractual term	Aggregate intrinsic value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	5,842,485	$19.62	7.9	$468,191
Granted	42,150	106.59
Exercised	(227,187)	8.55
Forfeited	(119,222)	21.91
Outstanding as of June 30, 2026	5,538,226	$20.68	7.4	$464,983

Exercisable as of June 30, 2026	3,079,609	$11.88	6.5	$285,618

During the six months ended June 30, 2026 and 2025, the weighted-average grant date fair value of options granted was $78.90 and $7.53 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025, was $20.9 million and less than $0.1 million, respectively. Upon the exercise of stock options, the Company will issue new shares of its common stock. As of June 30, 2026, the unrecognized compensation cost related to outstanding employee and non-employee options was $45.4 million and is expected to be recognized as expense over a weighted-average period of 1.5 years.

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and non-employee stock options granted, were as follows:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.6% − 3.9%	3.8% − 4.7%
Expected volatility	84.5% − 85.5%	76.0% − 77.3%
Expected life (years)	6.1 − 6.3	5.0 − 6.4
Expected dividend yield	0%	0%

During the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense for stock options of $4.2 million and $2.4 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense for stock options of $8.7 million and $4.6 million, respectively.

Restricted Stock Awards and Restricted Stock Units

The following table summarizes the activity for RSAs and RSUs:

	Shares	Weighted-average grant date fair value per share
Outstanding as of December 31, 2025	27,439	$87.25
Granted	301,891	115.77
Vested	(1,244)	26.86
Forfeited	(1,675)	109.46
Outstanding as of June 30, 2026	326,411	$113.75

As of June 30, 2026, the unrecognized compensation cost related to outstanding RSAs and RSUs was $34.8 million and is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense for RSAs and RSUs of $1.9 million and less than $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense for RSAs and RSUs of $2.3 million and less than $0.1 million, respectively.

Amended and Restated 2017 Employee Stock Purchase Plan

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

As of June 30, 2026, the number of shares available for issuance under the Restated ESPP was 939,395.

During the three months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to the ESPP and Restated ESPP of $0.8 million and $0.3 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense related to the ESPP and Restated ESPP of $1.2 million and $0.5 million, respectively.

Stock-based Compensation

The Company recognized the following stock-based compensation expense in its unaudited condensed statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$2,240	$1,261	$4,352	$2,425
Selling, general and administrative	4,664	1,443	7,877	2,723
Total	$6,904	$2,704	$12,229	$5,148

9. Debt

June 2026 Convertible Notes Offering

On June 3, 2026, the Company entered into an underwriting agreement (the “2032 Note Underwriting Agreement”) with Jefferies, J.P. Morgan Securities LLC, TD Securities (USA) LLC and Guggenheim Securities, LLC (the "2032 Underwriters"), subject to customary conditions, to issue and sell in a public offering $500.0 million aggregate principal amount of the 2032 Notes to the 2032 Underwriters (the “2032 Note Offering”). In addition, pursuant to the 2032 Note Underwriting Agreement, the Company granted the 2032 Underwriters an option to purchase up to an additional $75.0 million aggregate principal amount of the 2032 Notes, solely to cover over-allotments. On June 4, 2026, the 2032 Underwriters exercised such option in full. The issuance of $575.0 million aggregate principal amount of the 2032 Notes was completed on June 8, 2026.

The 2032 Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of August 1, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a second supplemental indenture (the “Second Supplemental Indenture,” and the Base Indenture, as supplemented by the Second Supplemental Indenture, the “2032 Indenture”), dated as of June 8, 2026, between the Company and the Trustee. The net proceeds from the 2032 Note Offering, after deducting underwriting discounts and commissions and offering expenses, were $557.2 million, including the proceeds from the 2032 Underwriters’ exercise of their over-allotment option in full.

The 2032 Notes are general, unsecured, senior obligations of the Company. The 2032 Notes accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027, at a rate equal to 0.250% per year. In addition, special interest will accrue on the 2032 Notes upon the occurrence of certain events relating to the Company’s failure to file certain reports with the SEC as provided in the 2032 Indenture and as described below. The 2032 Notes also have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2032 Indenture) with certain interest penalty provisions. The 2032 Notes mature on August 1, 2032, unless earlier converted, redeemed or repurchased by the Company.

Noteholders may convert their 2032 Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date based on an initial conversion rate of 8.0302 shares of common stock, per $1,000 principal amount of the 2032 Notes, which is equivalent to an initial conversion price of $124.53 per share of common stock. The conversion rate is subject to customary adjustments upon the occurrence of certain events as described in the 2032 Indenture. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2032 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2032 Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on a redemption date on or after August 6, 2029, and on or before the 31st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2032 Notes unless at least $50.0 million aggregate principal amount of the 2032 Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any 2032 Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2032 Note, in which case the conversion rate applicable to the conversion of that 2032 Note will be increased in certain circumstances if it is converted after it is called for redemption.

If a “Fundamental Change” (as defined in the 2032 Indenture) occurs, then, subject to certain conditions and except as set forth in the 2032 Indenture, noteholders may require the Company to repurchase their 2032 Notes at a cash repurchase price equal to the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition in the 2032 Indenture of a Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the common stock.

The fair value of the 2032 Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2032 Notes observed in market trading. The market for trading of the 2032 Notes is not considered to be an active market and therefore the fair value is determined using Level 2 inputs. As of June 30, 2026, the carrying value and fair value of the 2032 Notes was $557.4 million and $655.6 million, respectively.

The issuance costs attributed to the 2032 Notes amounted to $17.8 million and were discounted from the 2032 Notes. The issuance costs will be amortized to interest expense over the term of the 2032 Notes based on the effective interest rate method. During each of the three and six months ended June 30, 2026, the effective interest rate was 0.8%. Interest expense related to the 2032 Notes was $0.3 million for each of the three and six months ended June 30, 2026, including $0.2 million related to the amortization of issuance costs.

As of June 30, 2026, the Company was in full compliance with all financial covenants under the 2032 Notes.

July 2025 Convertible Notes Offering

On July 30, 2025, the Company entered into an underwriting agreement (the “2031 Note Underwriting Agreement”) with the 2031 Underwriters, subject to customary conditions, to issue and sell in a public offering $175.0 million aggregate principal amount of the 2031 Notes to the 2031 Underwriters (the “2031 Note Offering”). In addition, pursuant to the 2031 Note Underwriting Agreement, the Company granted the 2031 Underwriters an option to purchase up to an additional $26.3 million aggregate principal amount of the 2031 Notes, solely to cover over-allotments. On July 30, 2025, the 2031 Underwriters exercised such option in full. The issuance of $201.3 million aggregate principal amount of the 2031 Notes was completed on August 1, 2025.

The 2031 Notes were issued pursuant to, and are governed by the Base Indenture, as supplemented by a first supplemental indenture (the “First Supplemental Indenture,” and the Base Indenture, as supplemented by the First Supplemental Indenture, the “2031 Indenture”), dated as of August 1, 2025, between the Company and the Trustee. The net proceeds from the 2031 Note Offering, after deducting underwriting discounts and commissions and offering expenses, were $194.9 million, including the proceeds from the 2031 Underwriters’ exercise of their over-allotment option in full.

The 2031 Notes are general, unsecured, senior obligations of the Company. The 2031 Notes accrue interest payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2026, at a rate equal to 2.750% per year. In addition, special interest will accrue on the 2031 Notes upon the occurrence of certain events relating to the Company’s failure to file certain reports with the SEC as provided in the 2031 Indenture and as described below. The 2031 Notes also have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2031 Indenture) with certain interest penalty provisions. The 2031 Notes mature on August 1, 2031, unless earlier converted, redeemed or repurchased by the Company.

Noteholders may convert their 2031 Notes at their option at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date based on an initial conversion rate of 19.4932 shares of common stock, per $1,000 principal amount of the 2031 Notes, which is equivalent to an initial conversion price of $51.30 per share of common stock. The conversion rate is subject to customary adjustments upon the occurrence of certain events as described in the 2031 Indenture. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2031 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2031 Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on a redemption date on or after August 6, 2029, and on or before the 51st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding 2031 Notes unless at least $50.0 million aggregate principal amount of the 2031 Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any 2031 Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2031 Note, in which case the conversion rate applicable to the conversion of that 2031 Note will be increased in certain circumstances if it is converted after it is called for redemption.

If a “Fundamental Change” (as defined in the 2031 Indenture) occurs, then, subject to certain conditions and except as set forth in the 2031 Indenture, noteholders may require the Company to repurchase their 2031 Notes at a cash repurchase price equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition in the 2031 Indenture of a Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the common stock.

The 2031 Notes contain a beneficial ownership limitation, and as a result of such limitation, noteholders do not have the right to convert all or any portion of the 2031 Notes held by such noteholder, to the extent that immediately prior to, or immediately after giving effect to such conversion by such noteholder, together with its affiliates and any other persons acting as a group together with such noteholder or any of such noteholder’s affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately prior to, and immediately after giving effect to, the conversion of all or any portion of the 2031 Notes; provided, that such 4.99% beneficial ownership can be increased or decreased at the discretion of the noteholder; provided further, that such limitation in no event can exceed 19.99%.

The fair value of the 2031 Notes, which differs from their carrying value, is influenced by interest rates, stock price and stock price volatility and is determined by prices for the 2031 Notes observed in market trading. The market for trading of the 2031 Notes is not considered to be an active market and therefore the fair value is determined using Level 2 inputs. As of June 30, 2026, the carrying value and fair value of the 2031 Notes was $195.8 million and $422.2 million, respectively. As of December 31, 2025, the carrying value and fair value of the 2031 Notes was $195.3 million and $436.5 million, respectively.

The issuance costs attributed to the 2031 Notes amounted to $6.4 million and were discounted from the 2031 Notes. The issuance costs will be amortized to interest expense over the term of the 2031 Notes based on the effective interest rate method. During each of the three and six months ended June 30, 2026, the effective interest rate was 3.3%. During the three and six months ended June 30, 2026, interest expense related to the 2031 Notes was $1.6 million and $3.3 million, respectively, including $0.2 million and $0.5 million, respectively, related to the amortization of issuance costs.

As of June 30, 2026, the Company was in full compliance with all financial covenants under the 2031 Notes.

Amended and Restated Loan and Security Agreement

Third Amendment

On September 9, 2025, the Company entered into the Third Amendment (the “Third Amendment”) to the Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with Oxford Finance LLC, a Delaware limited liability company (“Oxford”), as collateral agent and a lender, Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as a lender, and the other lenders party thereto (together with Oxford and Innovatus, the “Lenders”), pursuant to which the A&R Loan Agreement was amended to (i) replace Innovatus with Oxford as collateral agent; (ii) recognize the achievement of the Term D Milestone (as defined in the A&R Loan Agreement, as amended by the Third Amendment (the “Amended A&R Loan Agreement”)) and provide for the immediate disbursement of the $30.0 million Term D Loan (as defined in the Amended A&R Loan Agreement); (iii) increase the size of the Term E Loan (as defined in the Amended A&R Loan Agreement) from $50.0 million to up to $100.0 million, which Term E Loan could only have been drawn upon FDA approval of gedatolisib in second line WT ABC patients post CDK4/6 inhibitor therapy; (iv) add three new up to $40.0 million Term F Loans (as defined in the Amended A&R Loan Agreement), for a total of $120.0 million, which could only have been drawn upon achievement of certain trailing three months’ product revenue thresholds; (v) replace the prior $45.0 million Term F Loan (as defined in the A&R Loan Agreement) with a new $150.0 million Term G Loan (as defined in the Amended A&R Loan Agreement), which continued to be available only in the Lenders’ sole discretion upon the Company’s request; (vi) require an amendment fee payable by the Company to the Lenders in the amount of $0.1 million, which was paid at the closing of the Third Amendment; (vii) make certain revisions to the non-utilization fee for the Term E Loan, and add a new non-utilization fee for the Term F Loans, in each case equal to 3% of the applicable unfunded commitment, after taking into consideration any reductions to the applicable term loan commitment that the Company may make by notice to the collateral agent before the date that is eight weeks after the achievement of any applicable milestones; and (viii) extend the maturity date of the term loans to November 1, 2029. The Term E Loan and each Term F Loan also were subject to other customary conditions and limits on when the Company could request funding. With the disbursement of the $30.0 million Term D Loan, the Company received net proceeds of $27.7 million.

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

Second Amendment

On July 28, 2025, the Company entered into the Second Amendment (the “Second Amendment”) to the A&R Loan Agreement with Innovatus, as collateral agent, and the Lenders including Innovatus in its capacity as a Lender and Oxford, pursuant to which Innovatus and Oxford, as Lenders, agreed to make certain term loans (“Term Loans”) to the Company in the aggregate principal amount of up to $180.0 million. The A&R Loan Agreement was amended to (i) subject to certain terms and conditions, permit the issuance of the 2031 Notes discussed above and certain transactions in connection therewith, including the conversion thereof settled solely in common stock (together with cash in lieu of the issuance of any fractional share of common stock), (ii) permit capped call transactions in connection with the pricing of the 2031 Notes, (iii) require an amendment fee payable by the Company to Oxford in the amount of less than $0.1 million, which was paid upon execution of the Second Amendment, and (iv) extend to May 9, 2026, the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00.

On May 1, 2026, Innovatus converted $3,438,029 of the outstanding principal of the Term A Loan into 343,802 shares of the Company’s common stock.

Further, in connection with the release of the topline data from the WT cohort of the VIKTORIA-1 Phase 3 trial, the Company achieved the Term D Milestone (as defined in the A&R Loan Agreement) and therefore became eligible to draw an additional $30.0 million of indebtedness under the Term D Loan (as defined in the A&R Loan Agreement). As described above, the Term D Loan was disbursed to the Company in connection with the Third Amendment.

First Amendment

On May 13, 2025, the Company entered into the First Amendment (the “First Amendment”) to the A&R Loan Agreement, pursuant to which the Company agreed to (i) pay Oxford an amendment fee of less than $0.1 million on the effective date of the First Amendment, (ii) extend to March 9, 2026 the expiration date of Innovatus’ right to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00, (iii) extend the expiration date of the Term D Draw Period to the earlier of (x) August 31, 2025 and (y) the occurrence of an Event of Default (as defined in the A&R Loan Agreement), (iv) update the liquidity covenant to increase the Minimum Liquidity Percentage (as defined in the First Amendment) to 50% if the Company had failed to achieve the Term D Milestone prior to June 1, 2025, and to decrease the Minimum Liquidity Percentage back to 30% if the Company had subsequently achieved the Term D Milestone prior to the end of the Term D Draw Period, and (v) release Innovatus and the Lenders from any and all claims arising out of or related to the A&R Loan Agreement, the First Amendment and related documentation.

Amended and Restated Loan Agreement

On May 30, 2024, the Company entered into the A&R Loan Agreement, which amended and restated, in its entirety, the April 8, 2021 Loan and Security Agreement between the Company and Innovatus, as collateral agent, and the Lenders named therein (the “Prior Loan Agreement”).

Pursuant to the A&R Loan Agreement, the Company was entitled to make interest-only payments for thirty-six months, or up to forty-eight months if certain conditions had been met. The Term Loans bore interest at a rate equal to the sum of (a) the greater of (i) the Prime Rate (as defined in the A&R Loan Agreement) or (ii) 7.75%, plus (b) 2.85%, provided that 1.0% of such interest was payable in-kind by adding an amount equal to such 1.0% of the outstanding principal amount to the then outstanding principal balance on a monthly basis through May 31, 2027. The A&R Loan Agreement was secured by all assets of the Company. Proceeds were used- for working capital purposes and to fund the Company’s general business requirements, including the VIKTORIA-1 Phase 3 trial, the CELC-G-201 Phase 1b/2 trial, and the VIKTORIA-2 Phase 3 trial. The A&R Loan Agreement contained customary representations and warranties and covenants, subject to customary carve-outs, and included financial covenants related to liquidity and other financial measures. Prior to the Second Amendment, Innovatus also had the right, at its election and until August 9, 2025, to convert up to 20% of the outstanding principal of the Term A Loan into shares of the Company’s common stock at a price per share of $10.00.

The A&R Loan Agreement contained a Final Fee, which is equal to 4.5% of the initial funding of the agreement and was due on the earliest to occur of (a) the Maturity Date, (b) the acceleration of any Term Loan, and (c) the prepayment of the Term Loans. There was also a contingent non-utilization fee for the Term E Loans. Following the disbursement of the Term D Loan in connection with the Third Amendment, the non-utilization provisions related to the Term D Loan are no longer operative. The Term D Loan became due and payable on the earliest of (i) the termination of the Term D Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. If the Company had achieved the Term E Milestone and (i) failed to draw the full amount of the Term E Loan during the Term E Draw Period and (ii) failed to notify collateral agent, at any time before the date that was four weeks after the Company’s achievement of the Term E Milestone, of the Company’s intent not to draw the full amount of the Term E Loan, a non-utilization fee with respect to the Term E Loan would have become due and payable on the earliest of (i) the termination of the Term E Draw Period, (ii) the Maturity Date, (iii) the acceleration of any Term Loan, and (iv) the prepayment in whole of the Term Loans. After the 18-month anniversary of the Effective Date, the Company had the option to prepay all, but not less than all, of the Term Loans advanced by the Lenders under the A&R Loan Agreement, provided the Company (i) provided written notice to collateral agent of its election to prepay the Term Loans at least seven business days prior to such prepayment, and (ii) paid to Lenders on the date of such prepayment, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of (A) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon through the prepayment date, (B) the Final Fee, (C) the Prepayment Fee, plus (D) all other outstanding Obligations that were due and payable, including, without limitation, Lenders’ Expenses and interest at the Default Rate with respect to any past due amounts.

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

Voluntary Prepayment

On June 8, 2026, the Company utilized $137.4 million of the net proceeds from the 2032 Notes to complete a voluntary prepayment of all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the Amended A&R Loan Agreement (the “Payoff Amount”). Upon receipt by the Lenders of the Payoff Amount on June 8, 2026, all obligations, covenants, debts and liabilities of the Company under the Amended A&R Loan Agreement were satisfied and discharged in full, and the Amended A&R Loan Agreement and all other documents entered into in connection with the Amended A&R Loan Agreement, were terminated. In connection with the termination of the Amended A&R Loan Agreement, the Company wrote off $7.3 million of unamortized discounts and incurred a loss on debt extinguishment of $11.5 million, which was included in other expense in the Company's condensed statements of operations.

Note payable consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Principal amount	$—	$130,000
Add: final fee	—	5,850
Add: PIK interest	—	1,697
Less: unamortized debt issuance costs	—	(2,619)
Less: unamortized debt discount	—	(8,401)
Total note payable	$—	$126,527

As of December 31, 2025, the fair value of the note payable, which differed from its carrying value, was $160.2 million. The fair value of the note payable was determined using the Company’s estimated discount rate, volatility and risk-free rate, which are considered Level 3 inputs.

The debt issuance costs and discount were being amortized to interest expense over the term of the Amended A&R Loan Agreement based on the effective interest rate method. During the six months ended June 30, 2026 and 2025, the effective interest rate was 12.7% and 12.3%, respectively. During the three months ended June 30, 2026 and 2025, interest expense related to the note payable was $3.5 million and $3.2 million, respectively, including $0.4 million and $0.3 million, respectively, related to debt issuance costs and discount amortization. During the six months ended June 30, 2026 and 2025, interest expense related to the note payable was $7.9 million and $6.4 million, respectively, including $0.9 million and $0.6 million, respectively, related to debt issuance costs and discount amortization.

As of June 30, 2026, there are no future payments or financial covenants under the Amended A&R Loan Agreement.

10. License Agreement

On April 8, 2021, the Company entered into the License Agreement with Pfizer to research, develop, manufacture and commercialize gedatolisib. During 2021, the Company paid $5.0 million in upfront fees and issued 349,406 shares of the Company’s common stock to Pfizer pursuant to an Equity Grant Agreement.

The Company is required to make milestone payments to Pfizer upon achievement of certain development and commercial milestone events, up to an aggregate of $335.0 million, consisting of up to $155.0 million related to development milestone and up to $180.0 million related to commercial milestones, payable within 60 days of the milestone achievement.

The development milestones include payments of (i) $5.0 million following the FDA regulatory filing of an NDA for gedatolisib; (ii) $50.0 million following the FDA regulatory approval of an NDA for gedatolisib; (iii) and seven other development milestones totaling $100.0 million.

The FDA granted the Company’s request to submit its NDA via the FDA’s Real-Time Oncology Review program, and the Company completed its final NDA submission to the FDA in November 2025. The FDA accepted the Company's NDA submission on January 16, 2026. The Company recorded the $5.0 million NDA filing milestone as research and development expense in June 2025 and paid this amount in January 2026.

On July 14, 2026, subsequent to the balance sheet date but prior to the issuance of these condensed financial statements, the Company received FDA Approval, which triggered a one-time regulatory milestone payment of $50.0 million to Pfizer. The Company concluded that FDA Approval provided additional evidence with respect to the contingent contractual obligation that existed as of June 30, 2026, and accordingly accounted for FDA Approval as a recognized subsequent event. As a result, the Company recognized an accrued license milestone of $50.0 million and a corresponding intangible asset for the licensed rights as of June 30, 2026. The intangible asset will be amortized on a straight-line basis over its estimated useful life, commencing upon commercial launch, and will be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The milestone payment is due to Pfizer within 60 days of FDA Approval.

Additionally, the Company will pay Pfizer tiered royalties on sales of REVTORPYK at percentages ranging from the low to mid-teens, which may be subject to deductions for expiration of valid patent claims, amounts due under third-party licenses and generic competition. Unless earlier terminated, the license agreement will expire upon the expiration of all royalty obligations. The royalty period will expire on a country-by-country basis upon the later of (a) 12 years following the date of first commercial sale of such product in such country, (b) the expiration of all regulatory or data exclusivity in such country for such product, or (c) the date upon which the manufacture, use, sale, offer for sale or importation of such product in such country would no longer infringe, but for the license granted in the license agreement, a valid claim of a licensed patent right.

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

11. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described in Note 10 above, the Company did not identify any subsequent events or transactions that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” discussed in Part I, Item 1A of the 2025 10-K, and the cautionary statements elsewhere in this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biotechnology company focused on developing and commercializing targeted therapies for the treatment of multiple solid tumor indications. Our first FDA-approved product is REVTORPYKTM (gedatolisib), a potent, pan-PI3K and mTORC1/2 inhibitor that comprehensively blockades the PAM pathway. Its mechanism of action and pharmacokinetic properties are differentiated from other currently approved and investigational therapies that target PI3Kα, AKT or mTORC1 alone or together. Our Phase 3 clinical trial, VIKTORIA-1, evaluated gedatolisib in combination with fulvestrant, with or without palbociclib, for the treatment of patients with HR+/HER2- ABC. Data from this trial is the basis for FDA approval of REVTORPYK for use in adult patients with HR+/HER2- ABC without a PIK3CA mutation detected following progression on or after treatment with at least one line of endocrine therapy in the metastatic setting. Results for the PIK3CA mutant cohort of the VIKTORIA-1 study have been released. Our Phase 3 clinical trial, VIKTORIA-2, is an ongoing trial incorporating two independent studies, Study 1 and Study 2, in two separate cohorts of patients with ABC who are treatment-naïve in the advanced setting. Study 1 is evaluating gedatolisib in combination with palbociclib and fulvestrant as first-line treatment for patients with endocrine-resistant HR+/HER2- ABC. Study 2 is evaluating gedatolisib in combination with palbociclib and letrozole as first-line treatment for patients with endocrine- sensitive HR+/HER2- ABC. A Phase 1b/2 clinical trial, CELC-G-201, evaluating gedatolisib in combination with darolutamide in patients with mCRPC, is ongoing.

Gedatolisib

In April 2021, we obtained exclusive global development and commercialization rights to gedatolisib under a license agreement with Pfizer. We believed gedatolisib’s unique mechanism of action, differentiated chemical structure, favorable pharmacokinetic properties, and intravenous route of administration offered distinct advantages over currently approved and investigational therapies that targeted PI3Kα, AKT, or mTORC1, alone or together.

•
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

Isoform-specific PI3K or mTORC1 inhibitors administered orally were developed to reduce toxicities in patients. While the range of toxicities associated with single-component PAM inhibitors is narrower than oral pan-PI3K or PI3K/mTOR inhibitors, administering them orally on a continuous basis can still lead to challenging toxicities. The experience with an FDA-approved oral p110-α specific inhibitor, PIQRAY, illustrates the challenge. In its Phase 3 pivotal trial, PIQRAY was found to induce a Grade 3 or 4 adverse event (“AE”) related to hyperglycemia in 39% of patients evaluated. In addition, 26% of patients discontinued alpelisib due to AEs. By contrast, in the 103-patient dose expansion portion of the Phase 1b clinical trial with gedatolisib, only 7% of patients experienced Grade 3 or 4 hyperglycemia and less than 9% discontinued treatment.

FDA Approval of REVTORPYK

In January 2026, the FDA accepted the submission of our NDA for gedatolisib in HR+/HER2- PIK3CA WT ABC. The FDA granted Priority Review and assigned a PDUFA goal date of July 17, 2026. On July 14, 2026, the FDA approved the Company’s NDA for REVTORPYK (gedatolisib) in HR+/HER2- ABC, for use in adult patients without a PIK3CA mutation detected following progression on or after treatment with at least one line of endocrine therapy in the metastatic setting.

We subsequently announced that REVTORPYK in combination with fulvestrant, with or without palbociclib, was recommended by the National Comprehensive Cancer Network® (“NCCN®”) as a preferred Category 1 second-line and/or subsequent-line therapy for the treatment of patients with HR+/HER2- breast cancer without a PIK3CA mutation following progression on or after treatment with at least one line of endocrine therapy.

The build-out of the commercialization infrastructure needed to support a successful launch of REVTORPYK is complete and commercial launch activities for REVTORPYK commenced immediately after approval. Shipments of REVTORPYK are expected to begin late in the third quarter of 2026.

To make gedatolisib available to patients prior to commercial availability of REVTORPYK, in August 2026, we opened an Expanded Access Program ("EAP") to participating physicians on behalf of eligible patients, and we have begun to distribute gedatolisib to those physicians.

Market Opportunity

Based on our analysis of published epidemiological data, we estimate that approximately 37,000 patients in the U.S. are receiving second-line treatment for HR+/HER2- ABC. Using internal duration of treatment estimates and Wholesale Acquisition Cost (WAC) of REVTORPYK, we estimate the total addressable market for gedatolisib in the second-line setting is potentially more than $6.0 billion annually.

Clinical Development

As of June 30, 2026, at least 1,130 patients and healthy volunteers have received gedatolisib in 12 completed or ongoing clinical trials. Of these, 123 patients with solid tumors were treated with gedatolisib as a single agent in two clinical trials, 36 healthy volunteers were treated in two clinical trials, and the remaining 971 patients received gedatolisib in combination with other anti-cancer agents in eight clinical trials. Additional patients received gedatolisib in combination with other anti-cancer agents in 10 investigator-sponsored clinical trials.

HR+/HER2- Advanced Breast Cancer

B2151009 Phase 1b Trial

A Phase 1b dose-finding trial with an expansion portion for safety and efficacy evaluated gedatolisib when added to either the standard doses of palbociclib plus letrozole or palbociclib plus fulvestrant in patients with HR+/HER2- ABC. PI3K mutation status was not used as an eligibility criterion. Patient enrollment for the trial is complete.

A total of 138 patients with HR+/HER2- ABC were dosed in the clinical trial. As of June 30, 2026, four patients from this study continue to receive study treatment, each of whom has received study treatment for more than six years.

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

Source: Layman R., et. al, Lancet Oncol., 2024

VIKTORIA-1 Phase 3 Trial (Second-Line Setting)

Our Phase 3 clinical trial, VIKTORIA-1, evaluated gedatolisib in combination with fulvestrant, with or without palbociclib, for the treatment of patients with HR+/HER2- ABC, and is the basis for the FDA Approval. Over 200 clinical sites in North America, Europe, South America, and Asia-Pacific participated in the study.

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

PIK3CA Wild-Type Cohort

On July 28, 2025, we announced topline data from the PIK3CA WT cohort of the VIKTORIA-1 Phase 3 clinical trial and on October 18, 2025, at the ESMO congress, we presented additional efficacy and safety results from this cohort. The key efficacy and safety data from the PIK3CA WT cohort showed:

•
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
•
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
•
The ORR of the gedatolisib triplet was 31% compared to 1% with fulvestrant and the median duration of response (“DOR”) was 17.5 months. The ORR of the gedatolisib doublet was 28.3% and the median DOR was 12.0 months. The median DOR was not determinable for fulvestrant because there was only one objective response.
•
The gedatolisib triplet and doublet were generally well tolerated in the trial with mostly low-grade TRAEs. The most common Grade 3 TRAEs for the gedatolisib triplet, gedatolisib doublet, and fulvestrant groups included neutropenia (52.3%, 0%, and 0.8% of patients, respectively); stomatitis (19.2%, 12.3%, and 0% of patients, respectively) rash (4.6%, 5.4%, and 0% of patients, respectively); and hyperglycemia (2.3%, 2.3%, and 0% of patients, respectively). The primary Grade 4 TRAEs for the gedatolisib triplet and gedatolisib doublet groups were neutropenia (10.0% and 0.8%, respectively), leukopenia (0.8% in the gedatolisib triplet group) and pneumonitis (0.8% in the gedatolisib doublet group). TRAEs led to the discontinuation of study treatment in 2.3% of patients in the gedatolisib triplet group, 3.1% in the gedatolisib doublet group, and 0% in the fulvestrant group.

The detailed results from cohort 1, PIK3CA WT cohort, established several new milestones in the history of drug development for HR+/HER2- ABC:

•
The hazard ratios for the gedatolisib triplet and doublet are more favorable than have ever been reported by any Phase 3 trial for patients with HR+/HER2- ABC.
•
The 7.3- and 5.4-months incremental improvements in median PFS for the gedatolisib triplet and gedatolisib doublet over fulvestrant, respectively, are higher than have ever been reported by any Phase 3 trial for patients with HR+/HER2- ABC receiving at least their second line of therapy.

•
Gedatolisib is the first inhibitor targeting the PAM pathway to demonstrate positive Phase 3 results in patients with HR+/HER2- PIK3CA WT ABC whose disease progressed on or after treatment with a CDK4/6 inhibitor.
•
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

In December 2025, we presented updated efficacy and safety results from the VIKTORIA-1 Phase 3 PIK3CA WT cohort at the 2025 San Antonio Breast Cancer Symposium including patient sub-group analyses, safety analyses and patient reported outcomes for well-being measures.

•
For patients enrolled in the United States, Canada, Western Europe, and Asia Pacific, median PFS was 16.6 months with the gedatolisib triplet and 7.1 months with the gedatolisib doublet versus 1.9 months for fulvestrant (HR=0.14; 95% CI: 0.08-0.28; p<0.0001).
•
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

PIK3CA Mutant-Type Cohort

On May 1, 2026, we announced positive topline results from Study 2 (the PIK3CA MT cohort) of the VIKTORIA-1 Phase 3 trial, and on June 2, 2026, in a late-breaking abstract oral session at the American Society of Clinical Oncology (“ASCO”) Annual Meeting, we presented additional efficacy and safety results from this cohort.

The primary efficacy analysis of the gedatolisib triplet demonstrated a statistically significant and clinically meaningful improvement in PFS compared to alpelisib, a PI3Kα inhibitor, and fulvestrant. The secondary endpoint comparing the gedatolisib doublet versus alpelisib plus fulvestrant, which was not part of the primary efficacy analysis in the hierarchical order, also demonstrated a statistically significant and clinically meaningful improvement in PFS compared to alpelisib and fulvestrant. Both gedatolisib regimens were generally well tolerated, with manageable safety profiles, and presented no new safety signals.

In the trial, the gedatolisib triplet demonstrated a statistically significant and clinically meaningful improvement in median PFS among patients, increasing the likelihood of survival without disease progression or death by two times compared to alpelisib plus fulvestrant (based on a hazard ratio [HR] of 0.50; 95% CI: 0.37-0.68; p<0.0001). The median PFS, as assessed by blinded independent central review, was nearly two-times longer, 11.1 months versus 5.6 months, compared to alpelisib plus fulvestrant. The ORR of the gedatolisib-triplet was 49% compared to 26% with alpelisib plus fulvestrant, and the median DOR for the gedatolisib-triplet was 15.7 months compared to 7.5 months for alpelisib plus fulvestrant.

For the gedatolisib doublet, the median PFS was more than two-times longer, 11.3 months versus 5.6 months, compared to alpelisib plus fulvestrant (HR=0.51; 95% CI: 0.33-0.79; descriptive p=0.0013). The ORR of the gedatolisib doublet was 36%, and the median DOR was 24.2 months.

The topline gedatolisib triplet efficacy data from the VIKTORIA-1 Phase 3 PIK3CA MT cohort established several new milestones in the history of drug development for HR+/HER2- ABC:

•
First Phase 3 trial to demonstrate superiority of one PAM inhibitor versus another.
•
The median PFS of 11.1 months for the gedatolisib triplet is the highest reported by any Phase 3 trial for patients with HR+/HER2- ABC receiving a regimen including endocrine therapy as second-line treatment.
•
The ORR of 49% for the gedatolisib triplet is the highest reported by any Phase 3 clinical trial for a regimen including endocrine therapy in second-line HR+/HER2- ABC.

The gedatolisib triplet and gedatolisib doublet were generally well tolerated in the trial with mostly low-grade TRAEs. The most common Grade 3+ TRAEs for the gedatolisib triplet, the gedatolisib doublet, and alpelisib plus fulvestrant groups included neutropenia (58.8%, 0%, and 0.7% of patients, respectively); stomatitis (16.3%, 5.8%, and 5.3% of patients, respectively); rash (6.5%, 5.8%, and 15.1% of patients, respectively); and hyperglycemia (2.6%, 0%, and 14.5% of patients, respectively). For patients who received the gedatolisib triplet and gedatolisib doublet, 5.2% and 3.8%, respectively, of patients discontinued gedatolisib due to an AE. For patients who received alpelisib, 19.1% discontinued treatment with alpelisib due to an AE. One Grade 5 TRAE in the gedatolisib-triplet group, which was related to palbociclib, was reported; no Grade 5 TRAEs were reported in the gedatolisib-doublet group, and two Grade 5 TRAEs were reported in the alpelisib plus fulvestrant group.

Overall survival, a key secondary endpoint in VIKTORIA-1, while immature at the time of the analysis, showed promising trends for both the gedatolisib triplet and the gedatolisib doublet.

We intend to submit the data from Study 2, the MT cohort, of the VIKTORIA-1 Phase 3 clinical trial to the FDA in the third quarter of 2026 as an sNDA. We intend to submit VIKTORIA-1 Phase 3 clinical trial data to other regulatory authorities outside the U.S. following the sNDA submission.

Recent Developments

Analyses of the mean number of gedatolisib treatment cycles patients received in the PIK3CA WT and MT cohorts of VIKTORIA-1 were also updated as of August 2, 2026, with a median follow-up period of approximately 21 months and 17 months for the PIK3CA WT and MT cohorts, respectively. For patients who received the gedatolisib triplet, the mean number of treatment cycles on gedatolisib was 9.0 and 10.0 cycles in the PIK3CA WT and MT cohorts, respectively, with 12% (16) and 22% (34) of patients still receiving gedatolisib therapy in each cohort, respectively. For patients who received the gedatolisib doublet, the mean number of treatment cycles on gedatolisib was 9.7 and 11.3 cycles in the PIK3CA WT and MT cohorts, respectively, with 12% (15) and 19% (10) of patients still receiving gedatolisib therapy in each cohort, respectively.

VIKTORIA-2 Phase 3 Trial (First-Line Setting)

VIKTORIA-2 is evaluating the safety and efficacy of patients with endocrine-resistant and endocrine-sensitive HR+/HER2- ABC who are treatment-naïve in the metastatic setting. Patients will be assigned manually according to their endocrine sensitivity status to either Study 1 (endocrine-resistant) or Study 2 (endocrine-sensitive) and subsequently be randomized to a treatment arm. Each study will have independent statistical analysis plans that will include separate primary endpoints. The primary efficacy analyses for both Study 1 and Study 2 of VIKTORIA-2 will evaluate the entire intent-to-treat population enrolled in their respective study (combined WT and MT); primary endpoints for patient cohorts based on their PIK3CA status (e.g., WT or MT) are not included. The control arms for Study 1 and Study 2 will evaluate ribociclib combined with either fulvestrant (Study 1) or letrozole (Study 2).

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

Subjects in each study will be randomized 1:1 to either investigational treatment (Arm A, Study 1; Arm C, Study 2) or standard-of-care control (Arm B, Study 1; Arm D, Study 2). Approximately 200 clinical sites in North America, Europe, South America and Asia-Pacific will participate in the study, including many sites included in the VIKTORIA-1 clinical trial.

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

Metastatic Castration-Resistant Prostate Cancer

CELC-G-201 Phase 1b/2 Trial

We received approval from the FDA in mid-2023 to proceed with the clinical development of gedatolisib in combination with Nubeqa® (darolutamide), an approved androgen receptor inhibitor, for the treatment of patients with mCRPC. We have since initiated the CELC-G-201 Phase 1b/2 trial, that will enroll up to 54 participants with mCRPC who progressed after treatment with an androgen receptor inhibitor. The first patient was dosed in this trial in February 2024.

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

On June 30, 2025, we announced preliminary data for the CELC-G-201 Phase 1b/2 trial, utilizing a May 30, 2025, data cut-off. Based on these data, we amended the clinical trial protocol to enable exploration of additional doses in the Phase 1b portion of this clinical trial to determine the RP2D. Once RP2D is determined, an additional 12 participants are planned to be enrolled in the Phase 2 portion of the study at the RP2D level to enable evaluation of 30 participants treated with the RP2D of gedatolisib.

On October 18, 2025, at the ESMO congress, we presented updated clinical results for the CELC-G-201 Phase 1b/2 trial based on an August 15, 2025, data cut-off. Among the 38 patients enrolled, 61% had received one line of prior systemic therapy and 39% had received at least two or more lines of prior therapy. Median duration of follow-up was 9.0 months.

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

In the amended Phase 1/1b portion of the clinical trial, up to six patients are planned to be enrolled in up to three arms and treated with different doses. In the dose finding portion of the amended Phase 1/1b portion of the clinical trial, evaluation of a 240 mg dose of gedatolisib was completed. No AEs led to treatment discontinuation of gedatolisib and dose limiting toxicity criteria for dose reduction were not met. Evaluation of a 300 mg dose is ongoing. Once the Phase 1/1b portion of the study is completed, Celcuity expects to select the RP2D level(s) and control arm options for the randomized Phase 2 portion of the study. In the Phase 2 portion of the study, up to 84 additional subjects will be enrolled. All patients will also receive standard doses of darolutamide. We expect to provide updated clinical data and additional visibility into its mCRPC development strategy during the fourth quarter of 2026.

Collaborations

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

Key efficacy and safety results, as presented at the American Society of Clinical Oncology meeting in June 2025, showed:

•
The ORR among all patients enrolled was 43%.
•
Median PFS was 6.0 months (95% CI, 5.0-7.7).
•
Median overall survival was 24.7 months (95% CI; 17.3-NA).
•
No patients discontinued gedatolisib due to a treatment-related AE.

•
One (2.3%) patient experienced Grade 3 hyperglycemia.

An investigator-sponsored trial has been initiated in collaboration with the Dana-Farber Cancer Institute and Massachusetts General Hospital to evaluate gedatolisib in combination with abemaciclib and letrozole in patients with endometrial cancer.

Recent Developments

•
On June 8, 2026, we completed the issuance of $575.0 million aggregate principal amount of the 2032 Notes, including the Underwriters’ exercise of their over-allotment option in full. The net proceeds from the 2032 Note Offering, after deducting underwriting discounts and commissions and offering expenses, were $557.2 million. See Note 9. Debt for additional information.
•
On June 8, 2026, we utilized $137.4 million of the net proceeds from the 2032 Notes to complete a voluntary prepayment of all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the Amended A&R Loan Agreement. See Note 9. Debt for additional information.
•
On July 14, 2026, we announced that the FDA approved REVTORPYK for the treatment of patients with HR+/HER2- ABC without a PIK3CA mutation detected following progression on or after treatment with at least one line of endocrine therapy in the metastatic setting. REVTORPYK is the only inhibitor of class I PI3K isoforms (α, β, δ, γ) and mTOR complexes mTORC1 and mTORC2 to receive FDA approval. The approval of REVTORPYK (gedatolisib) is based on positive clinical results from the PIK3CA WT cohort of the VIKTORIA-1 Phase 3 trial. See the VIKTORIA-1 Phase 3 Trial update above for additional information.
•
On July 30, 2026, we announced that REVTORPYK (gedatolisib) in combination with fulvestrant, with or without palbociclib, is recommended by the NCCN® Clinical Practice Guidelines in Oncology (NCCN Guidelines®) as a preferred Category 1 second-line and/or subsequent-line therapy following progression on or after treatment with at least one line of endocrine therapy.

The NCCN Guidelines® play a pivotal role in decision-making processes for individuals involved in cancer care all over the world, including physicians, nurses, pharmacists, payers, and patients and their families. The guidelines present expert recommendations for cancer screening, diagnosis, and treatment, as well as cancer care options, and are utilized in cancer treatment decision-making to drive positive patient outcomes. NCCN® is a not-for-profit alliance of 33 leading cancer centers devoted to patient care, research, and education. NCCN makes no warranties of any kind whatsoever regarding their content, use, or application and disclaims any responsibility for their application or use in any way.

•
In August 2026, to make gedatolisib available to patients prior to commercial availability of REVTORPYK, Celcuity opened an EAP to participating physicians on behalf of eligible patients, and we have begun to distribute gedatolisib to those physicians.

Results of Operations

We have not generated any revenue from product sales or other sources to date, and we continue to incur significant operating and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since our inception in 2012. During the three months ended June 30, 2026 and 2025, we reported a net loss of $78.9 million and $45.3 million, respectively. During the six months ended June 30, 2026 and 2025, we reported a net loss of $131.7 million and $82.3 million, respectively. As of June 30, 2026, we had an accumulated deficit of $580.6 million and cash, cash equivalents and short-term investments of $754.0 million.

Components of Operating Results

Revenue

To date, we have not generated any revenue. Upon the execution of the Pfizer license agreement in April 2021, we acquired exclusive world-wide licensing rights to develop and commercialize gedatolisib. In 2022, we initiated VIKTORIA-1, a Phase 3 clinical trial, to support regulatory approval to market gedatolisib. The VIKTORIA-2 Phase 3 trial and CELC-G-201 Phase 1b/2 trial are ongoing.

Pursuant to the FDA’s Real-Time Oncology Review program, in September 2025 we made the first pre-submission of our NDA to the FDA and completed the final NDA submission to the FDA on November 17, 2025. The FDA formally accepted our NDA submission on January 16, 2026, designated it for Priority Review, and assigned a PDUFA target goal date of July 17, 2026. On July 14, 2026, we received the FDA Approval, and we expect to generate revenue from sales of the drug commencing in the third quarter of 2026.

Research and Development

Since our inception, we have primarily focused on research and development of gedatolisib. Research and development expenses primarily include:

•
employee-related expenses related to our research and development activities, including salaries, benefits, recruiting, travel and stock-based compensation expenses;
•
laboratory supplies;
•
consulting fees paid to third parties;
•
clinical trial costs;
•
validation costs for gedatolisib; and
•
facilities expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses primarily consist of employee-related costs, including salaries, benefits, stock-based compensation and recruiting costs for personnel in our executive, sales, market access, marketing, commercial operations, legal, finance and support functions.

Non-employee-related expenses consist primarily of professional and consulting fees, software costs, the acquisition of data and other launch-related activities incurred to support the commercialization of REVTORPYK, legal services associated with being a public company, director and officer insurance, investor relations and travel expenses for our selling, general and administrative personnel.

We anticipate that our selling, general and administrative expenses will continue to increase in future periods, reflecting both increased costs in connection with the commercialization of REVTORPYK, an expanding infrastructure, and increased professional fees associated with public company regulatory developments and requirements, and other compliance matters.

Interest Expense

Interest expense to date is primarily related to the Amended A&R Loan Agreement, the 2031 Notes and the 2032 Notes.

Loss on Debt Extinguishment

The loss on debt extinguishments relates to the voluntary prepayment of all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the Amended A&R Loan Agreement on June 8, 2026.

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, and investment balances.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2026	2025	$	Percent Change
Statements of operations data:
Operating expenses:
Research and development	$31,077	$36,415	$(5,338)	(15)%
Selling, general and administrative	35,041	7,594	27,447	361
Total operating expenses	66,118	44,009	22,109	50
Loss from operations	(66,118)	(44,009)	(22,109)	50

Other (expense) income:
Interest expense	(5,423)	(3,204)	(2,219)	69
Interest income	4,154	1,945	2,209	114
Loss on debt extinguishment	(11,477)	—	(11,477)	NM
Other expense, net	(12,746)	(1,259)	(11,487)	912
Net loss before income taxes	(78,864)	(45,268)	(33,596)	74
Income taxes	—	—	—	—
Net loss	$(78,864)	$(45,268)	$(33,596)	74%

NM indicates that the percentage change is not meaningful.

Research and Development

During the three months ended June 30, 2026, our research and development expenses were $31.1 million, representing a decrease of $5.3 million, or 15%, compared to the same period in 2025. The decrease was primarily due to a $7.0 million decrease in clinical trial costs, which was primarily driven by decreased costs for the VIKTORIA-1 Phase 3 clinical trial, and a $5.0 million decrease in license milestone costs. These decreases were partially offset by a $3.8 million increase in employee-related and consulting expenses, of which $0.9 million related to stock-based compensation, and a $2.9 million increase in manufacturing and other costs.

Selling, General and Administrative

During the three months ended June 30, 2026, our selling, general and administrative expenses were $35.0 million, representing an increase of $27.4 million, or 361%, compared to the same period in 2025. The increase was primarily due to a $14.5 million increase in employee-related expenses, of which $3.3 million related to stock-based compensation. The increase in employee-related expenses was primarily driven by the hiring of additional personnel within our commercial function to support the anticipated launch of REVTORPYK. The remaining $12.9 million increase was primarily due to a $10.8 million increase in costs to support pre-commercial launch activities, including consulting expenses, professional fees and expanding infrastructure costs, and a $2.1 million increase in other administrative expenses.

In the aggregate, $23.4 million of the $27.4 million selling, general and administrative increase related to commercial headcount additions and other launch-related activities.

Interest Expense

During the three months ended June 30, 2026, our interest expense was $5.4 million, and represents an increase of $2.2 million, or 69%, compared to the same period in 2025. Interest expense during the three months ended June 30, 2026, was attributable to the 2031 Notes, the 2032 Notes and the Amended A&R Loan Agreement. Interest expense during the three months ended June 30, 2025, was attributable to the Amended A&R Loan Agreement. The increase was primarily due to the issuance of $201.3 million aggregate principal amount of the 2031 Notes in July 2025 and $575.0 million aggregate principal amount of the 2032 Notes in June 2026, and the $30.0 million distribution of the Term D Loan in September 2025. The increase was partially offset by the payoff of the Amended A&R Loan Agreement in June 2026. The $5.4 million of interest expense includes $1.5 million of non-cash interest expense.

Interest Income

During the three months ended June 30, 2026, our interest income was $4.2 million, and represents an increase of $2.2 million, or 114%, compared to the same period in 2025. The increase was primarily the result of a higher invested cash balance, partially offset by lower market interest rates.

Loss on Debt Extinguishment

During the three months ended June 30, 2026, we recognized an $11.5 million non-cash loss on debt extinguishment related to the voluntary prepayment of all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the Amended A&R Loan Agreement.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$	Percent Change
Statements of operations data:
Operating expenses:
Research and development	$64,140	$66,174	$(2,034)	(3)%
Selling, general and administrative	52,485	13,968	38,517	276
Total operating expenses	116,625	80,142	36,483	46
Loss from operations	(116,625)	(80,142)	(36,483)	46

Other (expense) income:
Interest expense	(11,508)	(6,387)	(5,121)	80
Interest income	7,905	4,264	3,641	85
Loss on debt extinguishment	(11,477)	—	(11,477)	NM
Other expense, net	(15,080)	(2,123)	(12,957)	610
Net loss before income taxes	(131,705)	(82,265)	(49,440)	60
Income taxes	—	—	—	—
Net loss	$(131,705)	$(82,265)	$(49,440)	60%

NM indicates that the percentage change is not meaningful.

Research and Development

During the six months ended June 30, 2026, our research and development expenses were $64.1 million, representing a decrease of $2.0 million, or 3%, compared to the same period in 2025. The decrease was primarily due to a $12.1 million decrease in clinical trial costs, which was primarily driven by decreased costs for the VIKTORIA-1 Phase 3 clinical trial, and a $5.0 million decrease in license milestone costs. These decreases were partially offset by a $7.0 million increase in employee-related and consulting expenses, of which $2.0 million related to stock-based compensation, and an $8.1 million increase in manufacturing and other costs.

Selling, General and Administrative

During the six months ended June 30, 2026, our selling, general and administrative expenses were $52.5 million, representing an increase of $38.5 million, or 276%, compared to the same period in 2025. The increase was primarily due to a $20.4 million increase in employee-related expenses, of which $5.2 million related to stock-based compensation. The increase in employee-related expenses was primarily driven by the hiring of additional personnel within our commercial function to support the anticipated launch of REVTORPYK. The remaining $18.1 million increase was primarily due to a $14.8 million increase in costs to support pre-commercial launch activities, including consulting expenses, professional fees and expanding infrastructure costs, and a $3.3 million increase in other administrative expenses.

In the aggregate, $31.4 million of the $38.5 million selling, general and administrative increase related to commercial headcount additions and other launch-related activities.

Interest Expense

During the six months ended June 30, 2026, our interest expense was $11.5 million, and represents an increase of $5.1 million, or 80%, compared to the same period in 2025. Interest expense during the six months ended June 30, 2026, was attributable to the 2031 Notes, the 2032 Notes and the Amended A&R Loan Agreement. Interest expense during the six months ended June 30, 2025, was attributable to the Amended A&R Loan Agreement. The increase was primarily due to the issuance of $201.3 million aggregate principal amount of the 2031 Notes in July 2025 and $575.0 million aggregate principal amount of the 2032 Notes in June 2026, and the $30.0 million distribution of the Term D Loan in September 2025. The increase was partially offset by the payoff of the Amended A&R Loan Agreement in June 2026. The $11.5 million of interest expense includes $3.1 million of non-cash interest expense.

Interest Income

During the six months ended June 30, 2026, our interest income was $7.9 million, and represents an increase of $3.6 million, or 85%, compared to the same period in 2025. The increase was primarily the result of a higher invested cash balance, partially offset by lower market interest rates.

Loss on Debt Extinguishment

During the six months ended June 30, 2026, we recognized an $11.5 million non-cash loss on debt extinguishment related to the voluntary prepayment of all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the Amended A&R Loan Agreement.

Liquidity and Capital Resources

Liquidity

Since our inception, we have incurred losses and cumulative negative cash flows from operations. Through June 30, 2026, we have funded our operations primarily through private placements, registered offerings of our equity securities, convertible notes, and borrowings under loan agreements. From inception through June 30, 2026, we raised aggregate net proceeds of $473.0 million through sales of our securities and $752.1 million through the issuance of our convertible notes. Additionally, prior to its payoff, we raised aggregate net proceeds of $120.8 million through borrowings under the Amended A&R Loan Agreement. As of June 30, 2026, we had an accumulated deficit of $580.6 million, cash and cash equivalents were $182.0 million, and our short-term investments were $572.0 million.

Capital Resources

To help meet our liquidity requirements, we have entered into various equity and financing arrangements. As of June 30, 2026, our material cash requirements for the operations of our business consisted primarily of the current and long-term liabilities noted on our condensed balance sheets, as well as other commitments, including the following notable items:

•
In February 2022, we entered into an Open Market Sale Agreement with Jefferies, as agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million, which amount was subsequently increased to $400.0 million on January 9, 2026. During the six months ended June 30, 2026 and 2025, we did not sell any shares pursuant to the Open Market Sale Agreement.
•
In May 2024, we entered into the A&R Loan Agreement, which amended and restated, in its entirety, the Prior Loan Agreement. In May 2025, we entered into the First Amendment to the A&R Loan Agreement; in July 2025, we entered into the Second Amendment to the A&R Loan Agreement; and in September 2025, we entered into the Third Amendment to the A&R Loan Agreement.

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

In June 2026, we completed a voluntary prepayment of all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the Amended A&R Loan Agreement, resulting in a payment of $137.4 million (see Note 9. Debt).

•
In July 2025, we issued and sold 2,172,368 Shares and Pre-Funded Warrants to purchase up to 400,000 shares of common stock pursuant to the Equity Underwriting Agreement with the Representatives of the 2031 Underwriters, resulting in net proceeds of $91.6 million (see Note 7. Stockholders' Equity (Deficit)).

•
In August 2025, we issued $201.3 million aggregate principal amount of convertible notes, resulting in net proceeds of $194.9 million (see Note 9. Debt).
•
In June 2026, we issued $575.0 million aggregate principal amount of convertible notes, resulting in net proceeds of $557.2 million (see Note 9. Debt).
•
During the six months ended June 30, 2026 and 2025, investors exercised 45,788 and 695,650 warrants, net of shares withheld for exercise price, respectively, which generated less than $0.1 million and $5.6 million in cash, respectively (see Note 7. Stockholders' Equity (Deficit)). There were no warrant exercises during the three months ended June 30, 2026 and 2025.

Liquidity and capital resource requirements

We expect that our research and development and selling, general and administrative expenses will increase as we support the commercialization of REVTORPYK, continue to develop gedatolisib, conduct the VIKTORIA-2 Phase 3 and CELC-G-201 Phase 1b/2 clinical trials, continue follow-up activities for the VIKTORIA-1 Phase 3 clinical trial, conduct other studies and clinical trials, and pursue other business development activities. We expect to use cash on hand, together with the funds received under the debt and equity financings described above, and any future revenue received from commercial sales of REVTORPYK, to fund our research and development expenses, clinical trial costs, sales and marketing expenses, general corporate expenses, capital expenditures and working capital.

Based on our current business plan, we believe that our current cash, cash equivalents and short-term investments, will provide sufficient cash to finance our operations at least into 2029.

Our expectations as to how long our current capital resources will be sufficient to fund our operations are based on assumptions that may not be accurate, and we could use our current capital resources sooner than we expect. In addition, we may seek to raise additional capital to finance capital expenditures and operating expenses over the next several years as we support the commercialization of REVTORPYK, expand our infrastructure, commercial operations and research and development activities, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our stockholders. Additional capital may be raised through the sale of common or preferred equity or convertible debt securities, entry into debt facilities or other third-party funding arrangements. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common stock. Agreements entered into in connection with such capital raising activities could contain covenants that would restrict our operations or require us to relinquish certain rights. Additional capital may not be available on reasonable terms, or at all.

Cash Flows

The following table summarizes the primary sources and uses of cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash and cash equivalents provided by (used in):
Operating activities	$(110,491)	$(72,065)
Investing activities	(296,071)	90,118
Financing activities	422,908	5,786
Net change in cash and cash equivalents	$16,346	$23,839

Operating Activities

Net cash used in operating activities was $110.5 million during the six months ended June 30, 2026, and consisted primarily of a net loss of $131.7 million and a decrease in working capital of $5.2 million, partially offset by non-cash expenses of $26.4 million. The $5.2 million decrease in working capital was primarily due to a $7.5 million decrease in accounts payable and accrued expenses, partially offset by a $2.3 million decrease in prepaid expenses and other current assets. The $26.4 million of non-cash expenses consisted of $12.2 million of stock-based compensation expense, $11.5 million loss on debt extinguishment, $2.6 million of net non-cash interest expense and $0.1 million of depreciation expense.

Net cash used in operating activities was $72.1 million during the six months ended June 30, 2025, and consisted primarily of a net loss of $82.3 million, partially offset by non-cash expenses of $7.2 million and an increase in working capital of $3.0 million. The $7.2 million of non-cash expenses consisted of $5.1 million of stock-based compensation expense, $2.0 million of net non-cash interest expense and $0.1 million of depreciation expense. The $3.0 million increase in working capital was primarily due to an $8.2 million increase in accounts payable and accrued expenses, partially offset by a $5.2 million increase in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities was $296.1 million during the six months ended June 30, 2026, and consisted of $295.7 million of net purchases of short-term investments in U.S. treasury securities and $0.4 million in purchases of property and equipment and capitalized software.

Net cash provided by investing activities was $90.1 million during the six months ended June 30, 2025, and consisted of $90.2 million of net proceeds from short-term investments in U.S. treasury securities, partially offset by $0.1 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $422.9 million during the six months ended June 30, 2026, and consisted of $557.4 million of net proceeds from the 2032 Notes, $2.7 million of proceeds from the exercise of employee stock options and employee stock purchases, partially offset by $137.0 million of payments for the extinguishment of the Amended A&R Loan Agreement and $0.2 million of payments for secondary registration statement costs.

Net cash provided by financing activities was $5.8 million during the six months ended June 30, 2025, and consisted of net proceeds of $5.6 million from the exercise of common stock warrants and $0.3 million from the exercise of employee stock options and employee stock purchases, partially offset by $0.1 million of debt issuance costs and payments for secondary registration statement costs.

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

Our significant accounting policies are more fully described in the 2025 10-K and in Note 2 to our unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report. There were no changes to our critical accounting estimates, as disclosed in the 2025 10-K, during the six months ended June 30, 2026. Of our significant accounting policies, we believe that the following reflect the critical accounting estimates used in the preparation of our unaudited condensed financial statements:

•
Stock-based compensation; and
•
Clinical trial costs.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our system of internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our system of internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1

Second Supplemental Indenture, dated as of June 8, 2026, between Celcuity Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2026).

4.2	Form of certificate representing the 0.250% Convertible Senior Notes due 2032 (included as Exhibit A in Exhibit 4.1 above).

10.1+	Celcuity Inc. 2026 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2026).

10.2+*	Celcuity Inc. Amended and Restated 2017 Employee Stock Purchase Plan.

10.3+*	Form of Stock Option Agreement pursuant to the Celcuity Inc. 2026 Stock Incentive Plan.

10.4+*	Form of Stock Option Agreement (Performance-Based) pursuant to the Celcuity Inc. 2026 Stock Incentive Plan.

10.5+*	Form of Stock Option Agreement (Stock Price Hurdles) pursuant to the Celcuity Inc. 2026 Stock Incentive Plan.

10.6+*	Form of Restricted Stock Agreement pursuant to the Celcuity Inc. 2026 Stock Incentive Plan.

10.7+*	Form of Restricted Stock Unit Agreement pursuant to the Celcuity Inc. 2026 Stock Incentive Plan.

10.8+*	Form of Restricted Stock Unit Agreement (Non-Employee Directors) pursuant to the Celcuity Inc. 2026 Stock Incentive Plan.

10.9+*	Form of Performance Stock Unit Agreement pursuant to the Celcuity Inc. 2026 Stock Incentive Plan.

10.10+*	Form of Performance Stock Unit Agreement (Stock Price Hurdles) pursuant to the Celcuity Inc. 2026 Stock Incentive Plan.

10.11+*	Form of Stock Appreciation Rights Agreement pursuant to the Celcuity Inc. 2026 Stock Incentive Plan.

31.1*	Certification of principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS

The following information from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2026, formatted, in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity (Deficit), (iv) the Condensed Statements of Cash Flows, (v) the Notes to Condensed Financial Statements, and (vi) the information under Part II, Item 5 “Other Information.”

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2026		CELCUITY INC.

	By	/s/ Brian F. Sullivan
Brian F. Sullivan
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Vicky Hahne
Vicky Hahne
Chief Financial Officer
(Principal Financial and Accounting Officer)